Form 10-Q
period 2021-04-30
BRADY CORP
filed 2021-05-20
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2021
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
Milwaukee, Wisconsin 53233
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 18, 2021, there were 48,524,455 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2021	July 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$321,801	$217,643
Accounts receivable, net of allowances for credit losses of $7,551 and $7,157, respectively	163,381	146,181
Inventories	122,847	135,662
Prepaid expenses and other current assets	13,032	9,962
Total current assets	621,061	509,448
Property, plant and equipment—net	121,126	115,068
Goodwill	422,091	416,034
Other intangible assets	18,528	22,334
Deferred income taxes	8,334	8,845
Operating lease assets	37,622	41,899
Other assets	31,415	28,838
Total	$1,260,177	$1,142,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,234	$62,547
Accrued compensation and benefits	69,621	41,546
Taxes, other than income taxes	9,207	8,057
Accrued income taxes	2,711	8,652
Current operating lease liabilities	16,197	15,304
Other current liabilities	51,145	49,782
Total current liabilities	221,115	185,888
Long-term operating lease liabilities	25,841	31,982
Other liabilities	61,595	61,524
Total liabilities	308,551	279,394
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 48,524,455 and 48,456,954 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	336,957	331,761
Retained earnings	771,797	704,456
Treasury stock—2,737,032 and 2,804,533 shares, respectively, of Class A nonvoting common stock, at cost	(109,128)	(107,216)
Accumulated other comprehensive loss	(48,548)	(66,477)
Total stockholders’ equity	951,626	863,072
Total	$1,260,177	$1,142,466

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Net sales	$295,503	$265,943	$838,568	$829,555
Cost of goods sold	146,656	136,416	424,771	419,496
Gross margin	148,847	129,527	413,797	410,059
Operating expenses:
Research and development	11,305	9,814	31,384	31,298
Selling, general and administrative	90,817	83,223	256,088	260,136
Impairment charges	—	13,821	—	13,821
Total operating expenses	102,122	106,858	287,472	305,255
Operating income	46,725	22,669	126,325	104,804
Other income (expense):
Investment and other income	1,181	112	3,372	3,252
Interest expense	(131)	(628)	(288)	(1,976)
Income before income taxes and losses of unconsolidated affiliate	47,775	22,153	129,409	106,080
Income tax expense	10,229	8,520	27,017	21,396
Income before losses of unconsolidated affiliate	37,546	13,633	102,392	84,684
Equity in losses of unconsolidated affiliate	(255)	—	(760)	—
Net income	$37,291	$13,633	$101,632	$84,684
Net income per Class A Nonvoting Common Share:
Basic	$0.72	$0.26	$1.95	$1.60
Diluted	$0.71	$0.26	$1.94	$1.58
Dividends	$0.22	$0.22	$0.66	$0.65
Net income per Class B Voting Common Share:
Basic	$0.72	$0.26	$1.94	$1.58
Diluted	$0.71	$0.26	$1.93	$1.57
Dividends	$0.22	$0.22	$0.64	$0.64
Weighted average common shares outstanding:
Basic	52,050	52,607	52,030	53,023
Diluted	52,449	52,972	52,341	53,512

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Net income	$37,291	$13,633	$101,632	$84,684
Other comprehensive income (loss):
Foreign currency translation adjustments	2,891	(17,424)	17,773	(18,383)

Cash flow hedges:
Net gain (loss) recognized in other comprehensive income (loss)	118	(1,751)	1,266	(1,192)
Reclassification adjustment for gains included in net income	(292)	(293)	(21)	(779)
	(174)	(2,044)	1,245	(1,971)
Pension and other post-retirement benefits:
Net loss recognized in other comprehensive income (loss)	—	—	(32)	(309)
Net actuarial gain amortization	(105)	(105)	(306)	(315)
	(105)	(105)	(338)	(624)

Other comprehensive income (loss), before tax	2,612	(19,573)	18,680	(20,978)
Income tax benefit (expense) related to items of other comprehensive income (loss)	301	(179)	(751)	(10)
Other comprehensive income (loss), net of tax	2,913	(19,752)	17,929	(20,988)
Comprehensive income (loss)	$40,204	$(6,119)	$119,561	$63,696

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2021	2020
Operating activities:
Net income	$101,632	$84,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,240	17,731
Stock-based compensation expense	8,003	7,180
Deferred income taxes	(3,957)	(309)
Impairment charges	—	13,821
Equity in losses of unconsolidated affiliate	760	—
Other	(1,186)	1,698
Changes in operating assets and liabilities:
Accounts receivable	(13,247)	9,019
Inventories	15,210	(7,439)
Prepaid expenses and other assets	(2,584)	(5,653)
Accounts payable and accrued liabilities	39,244	(26,609)
Income taxes	(6,207)	1,790
Net cash provided by operating activities	154,908	95,913

Investing activities:
Purchases of property, plant and equipment	(21,411)	(21,616)
Other	2,567	(4,419)
Net cash used in investing activities	(18,844)	(26,035)

Financing activities:
Payment of dividends	(34,290)	(34,447)
Proceeds from exercise of stock options	1,612	5,212
Payments for employee taxes withheld from stock-based awards	(2,772)	(7,832)
Purchase of treasury stock	(3,593)	(64,113)
Other	(231)	133
Net cash used in financing activities	(39,274)	(101,047)

Effect of exchange rate changes on cash	7,368	(9,023)

Net increase (decrease) in cash and cash equivalents	104,158	(40,192)
Cash and cash equivalents, beginning of period	217,643	279,072

Cash and cash equivalents, end of period	$321,801	$238,880

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2021
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2021 and July 31, 2020, its results of operations and comprehensive income for the three and nine months ended April 30, 2021 and 2020, and cash flows for the nine months ended April 30, 2021 and 2020. The condensed consolidated balance sheet as of July 31, 2020, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of April 30, 2021, and July 31, 2020, consisted of the following:

	April 30, 2021	July 31, 2020
Finished products	$78,484	$85,547
Work-in-process	20,886	24,044
Raw materials and supplies	23,477	26,071
Total inventories	$122,847	$135,662
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $274,961 and $276,248 as of April 30, 2021, and July 31, 2020, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of April 30, 2021 and July 31, 2020, consisted of the following:

	April 30, 2021				July 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived other intangible assets:
Customer relationships and tradenames	9	$45,497	$(36,783)	$8,714	9	$45,385	$(32,670)	$12,715
Indefinite-lived other intangible assets:
Tradenames	N/A	9,814	—	9,814	N/A	9,619	—	9,619
Total		$55,311	$(36,783)	$18,528		$55,004	$(32,670)	$22,334
The change in the gross carrying amount of other intangible assets as of April 30, 2021 compared to July 31, 2020 was due to the effect of currency fluctuations during the nine-month period.
Amortization expense of intangible assets was $1,352 and $1,290 for the three months ended April 30, 2021 and 2020, respectively, and $4,056 and $3,872 for the nine months ended April 30, 2021 and 2020, respectively. Amortization expense over each of the next three fiscal years is projected to be $5,408, $5,121, and $2,241 for the fiscal years ending July 31, 2021, 2022, and 2023. No amortization expense for intangible assets is projected after July 31, 2023.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of April 30, 2021, the Company did not have any finance leases.
Operating lease expense was $4,714 and $4,219 for the three months ended April 30, 2021 and 2020, respectively, and $12,956 and $13,897 for the nine months ended April 30, 2021 and 2020, respectively. Operating lease expense was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and nine months ended April 30, 2021 and 2020.

Supplemental cash flow information related to the Company's operating leases for the nine months ended April 30, 2021 and 2020, was as follows:

	Nine months ended April 30,
	2021	2020
Operating cash outflows from operating leases	$13,965	$12,469
Operating lease assets obtained in exchange for new operating lease liabilities	5,832	10,637

NOTE F – Stockholders' Equity
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended April 30, 2021:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2021	$548	$334,077	$745,960	$(109,789)	$(51,461)	$919,335
Net income	—	—	37,291	—	—	37,291
Other comprehensive income, net of tax	—	—	—	—	2,913	2,913
Issuance of shares of Class A Common Stock under stock plan	—	348	—	661	—	1,009
Stock-based compensation expense	—	2,532	—	—	—	2,532
Cash dividends on Common Stock:
Class A — $0.2200 per share	—	—	(10,675)	—	—	(10,675)
Class B — $0.2200 per share	—	—	(779)	—	—	(779)
Balances at April 30, 2021	$548	$336,957	$771,797	$(109,128)	$(48,548)	$951,626
The following table illustrates the changes in the balances of each component of stockholders' equity for the nine months ended April 30, 2021:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2020	$548	$331,761	$704,456	$(107,216)	$(66,477)	$863,072
Net income	—	—	101,632	—	—	101,632
Other comprehensive income, net of tax	—	—	—	—	17,929	17,929
Issuance of shares of Class A Common Stock under stock plan	—	(2,839)	—	1,681	—	(1,158)
Tax benefit and withholdings from deferred compensation distributions	—	32	—	—	—	32
Stock-based compensation expense	—	8,003	—	—	—	8,003
Repurchase of shares of Class A Common Stock	—	—	—	(3,593)	—	(3,593)
Cash dividends on Common Stock:
Class A — $0.6600 per share	—	—	(32,013)	—	—	(32,013)
Class B — $0.6434 per share	—	—	(2,278)	—	—	(2,278)
Balances at April 30, 2021	$548	$336,957	$771,797	$(109,128)	$(48,548)	$951,626

The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended April 30, 2020:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2020	$548	$329,263	$685,758	$(43,155)	$(72,490)	$899,924
Net income	—	—	13,633	—	—	13,633
Other comprehensive loss, net of tax	—	—	—	—	(19,752)	(19,752)
Issuance of shares of Class A Common Stock under stock plan	—	(91)	—	517	—	426
Stock-based compensation expense	—	1,796	—	—	—	1,796
Repurchase of shares of Class A Common Stock	—	—	—	(64,113)	—	(64,113)
Cash dividends on Common Stock:
Class A — $0.2175 per share	—	—	(10,542)	—	—	(10,542)
Class B — $0.2175 per share	—	—	(770)	—	—	(770)
Balances at April 30, 2020	$548	$330,968	$688,079	$(106,751)	$(92,242)	$820,602
The following table illustrates the changes in the balances of each component of stockholders' equity for the nine months ended April 30, 2020:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2019	$548	$329,969	$637,843	$(46,332)	$(71,254)	$850,774
Net income	—	—	84,684	—	—	84,684
Other comprehensive loss, net of tax	—	—	—	—	(20,988)	(20,988)
Issuance of shares of Class A Common Stock under stock plan	—	(6,314)	—	3,694	—	(2,620)
Tax benefit and withholdings from deferred compensation distributions	—	133	—	—	—	133
Stock-based compensation expense	—	7,180	—	—	—	7,180
Repurchase of shares of Class A Common Stock	—	—	—	(64,113)	—	(64,113)
Cash dividends on Common Stock:
Class A — $0.6525 per share	—	—	(32,197)	—	—	(32,197)
Class B — $0.6359 per share	—	—	(2,251)	—	—	(2,251)
Balances at April 30, 2020	$548	$330,968	$688,079	$(106,751)	$(92,242)	$820,602

NOTE G — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes the settlements of net investment hedges, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2021:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2020	$(200)	$2,181	$(68,458)	$(66,477)
Other comprehensive income (loss) before reclassification	1,189	(23)	16,848	18,014
Amounts reclassified from accumulated other comprehensive loss	(16)	(69)	—	(85)
Ending balance, April 30, 2021	$973	$2,089	$(51,610)	$(48,548)
The decrease in accumulated other comprehensive loss as of April 30, 2021 compared to July 31, 2020, was primarily due to the depreciation of the U.S. dollar against certain other currencies during the nine-month period.
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
Of the amounts reclassified from accumulated other comprehensive loss during the nine months ended April 30, 2021 and 2020, unrealized gains on cash flow hedges were reclassified to "Cost of goods sold" and net unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the condensed consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive income (loss) for the three and nine months ended April 30, 2021 and 2020:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Income tax benefit (expense) related to items of other comprehensive income (loss):
Cash flow hedges	$(71)	$(6)	$(72)	$24
Pension and other post-retirement benefits	—	—	246	93
Other income tax adjustments and currency translation	372	(173)	(925)	(127)
Income tax benefit (expense) related to items of other comprehensive income (loss)	$301	$(179)	$(751)	$(10)

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
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,567 and $2,559 as of April 30, 2021 and July 31, 2020, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $291 and $317 during the three months ended April 30, 2021 and 2020, respectively, and $882 and $948 during the nine months ended April 30, 2021 and 2020, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at April 30, 2021, the Company expects to recognize 11% by the end of fiscal 2021, an additional 38% by the end of fiscal 2022, and the remaining balance thereafter.

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
The following is a summary of net sales by segment and geographic region for the three and nine months ended April 30, 2021 and 2020:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Net sales:
ID Solutions
Americas	$143,348	$131,169	$401,585	$418,440
Europe	50,416	41,183	137,038	129,884
Asia	24,301	20,817	71,861	65,194
Total	$218,065	$193,169	$610,484	$613,518
Workplace Safety
Americas	$21,425	$21,456	$65,656	$69,395
Europe	42,491	37,567	123,922	110,594
Australia	13,522	13,751	38,506	36,048
Total	$77,438	$72,774	$228,084	$216,037
Total Company
Americas	$164,773	$152,625	$467,241	$487,835
Europe	92,907	78,750	260,960	240,478
Asia-Pacific	37,823	34,568	110,367	101,242
Total	$295,503	$265,943	$838,568	$829,555
The following is a summary of segment profit for the three and nine months ended April 30, 2021 and 2020:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Segment profit:
ID Solutions	$47,539	$36,401	$126,818	$119,499
Workplace Safety	5,656	4,379	17,107	14,991
Total Company	$53,195	$40,780	$143,925	$134,490

The following is a reconciliation of segment profit to income before income taxes and losses of unconsolidated affiliate for the three and nine months ended April 30, 2021 and 2020:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Total profit from reportable segments	$53,195	$40,780	$143,925	$134,490
Unallocated amounts:
Administrative costs	(6,470)	(4,290)	(17,600)	(15,865)
Impairment charges	—	(13,821)	—	(13,821)
Investment and other income	1,181	112	3,372	3,252
Interest expense	(131)	(628)	(288)	(1,976)
Income before income taxes and losses of unconsolidated affiliate	$47,775	$22,153	$129,409	$106,080

NOTE J — Net Income per Common Share
The following table summarizes the computation of basic and diluted net income per share for the Company’s Class A and Class B common stock:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$37,291	$13,633	$101,632	$84,684
Less:
Preferential dividends	—	—	(808)	(828)
Preferential dividends on dilutive stock options	—	—	(4)	(10)
Numerator for basic and diluted income per Class B Voting Common Share	$37,291	$13,633	$100,820	$83,846
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	52,050	52,607	52,030	53,023
Plus: Effect of dilutive equity awards	399	365	311	489
Denominator for diluted income per share for both Class A and Class B	52,449	52,972	52,341	53,512
Net income per Class A Nonvoting Common Share:
Basic	$0.72	$0.26	$1.95	$1.60
Diluted	$0.71	$0.26	$1.94	$1.58
Net income per Class B Voting Common Share:
Basic	$0.72	$0.26	$1.94	$1.58
Diluted	$0.71	$0.26	$1.93	$1.57
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share where the combined exercise price and average unamortized fair value were greater than the average market price of Brady's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares was 239,707 and 488,932 for the three months ended April 30, 2021 and 2020, respectively, and 603,356 and 353,752 for the nine months ended April 30, 2021 and 2020, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2021 and July 31, 2020:

	April 30, 2021	July 31, 2020	Fair Value Hierarchy
Assets:
Trading securities	$20,169	$18,606	Level 1
Foreign exchange contracts	724	594	Level 2
Liabilities:
Foreign exchange contracts	252	777	Level 2
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	April 30, 2021	July 31, 2020
Designated as cash flow hedges	$6,150	$24,600
Non-designated hedges	3,495	3,107
Total foreign exchange contracts	$9,645	$27,707

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of April 30, 2021 and July 31, 2020, unrealized gains of $860 and losses of $385 have been included in OCI, respectively.
The following table summarizes the amount of pre-tax gains and losses related to foreign exchange contracts designated as cash flow hedging instruments:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Gains (losses) recognized in OCI	$118	$(1,751)	$1,266	$(1,192)
Gains reclassified from OCI into cost of goods sold	292	293	21	779
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	April 30, 2021		July 31, 2020
	Prepaid expenses and other current assets	Other current liabilities	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$724	$242	$588	$761
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	10	6	16
Total derivative instruments	$724	$252	$594	$777

NOTE M — Income Taxes
The effective income tax rate for the three and nine months ended April 30, 2021, was 21.4% and 20.9%, respectively. The Company expects its annual effective income tax rate to approximate 20% over the long-term based on its current global business mix and based on current tax laws and statutory tax rates in effect. However, quarterly tax rates could vary substantially based on the respective facts and circumstances at that point in time.
The effective income tax rate for the three and nine months ended April 30, 2020, was 38.5% and 20.2%, respectively. The effective income tax rate for the three months ended April 30, 2020 was higher than the expected income tax rate due to an increase in the valuation allowance against foreign tax credit carryforwards resulting from a decrease in the Company's expectations of future foreign source income.

NOTE N — Subsequent Events
On May 19, 2021, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.22 per share payable on July 30, 2021, to shareholders of record at the close of business on July 9, 2021.
On May 19, 2021, the results of the Company’s cash tender offer for all of the outstanding, publicly-held shares of Nordic ID Oyj (“Nordic ID”) were finalized. According to the final results of the cash tender offer, the shares of Nordic ID that were validly tendered represent 92.9% of all outstanding shares and votes of Nordic ID. The Company intends to complete the cash tender offer on or about May 21, 2021, following which the Company intends to acquire all of the remaining outstanding shares of Nordic ID and cause Nordic ID to apply for delisting of its shares from Nasdaq First North Growth Market Finland. The cash consideration offered for each Nordic ID Share validly tendered in the Tender Offer is EUR 3.30 per share, which equates to a total equity purchase of EUR 8.1 million (USD 9.9 million), plus the assumption of debt of approximately USD 3 million.

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
Impact of the COVID-19 Pandemic on Our Business
Brady Corporation is deemed an essential business under the majority of local government orders. Our products support first responders, healthcare workers, food processing companies, and many other critical industries. During the three and nine months ended April 30, 2021, our facilities were operating globally with enhanced safety protocols designed to protect the health and safety of our employees.
We have taken actions throughout our business to reduce controllable costs, including actions to reduce labor costs, eliminate non-essential travel, and reduce discretionary spend. We believe we have the financial strength to continue to invest in organic sales growth opportunities, inorganic sales opportunities, and research and development ("R&D"), while continuing to drive sustainable efficiencies and automation in our operations and selling, general and administrative ("SG&A") functions. At April 30, 2021, we had cash of $321.8 million, an undrawn credit facility of $200 million, which can be increased up to $400 million at the Company's option and subject to certain conditions, and outstanding letters of credit of $3.6 million, for total available liquidity of approximately $718 million.
We believe that our financial resources, liquidity levels and debt-free status are sufficient to manage the impact of the COVID-19 pandemic, which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2020, along with Risks Factors, included in Part II, Item IA of this Quarterly Report on Form 10-Q for the period ended April 30, 2021, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations
A comparison of results of operating income for the three and nine months ended April 30, 2021 and 2020, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2021	% Sales	2020	% Sales	2021	% Sales	2020	% Sales
Net sales	$295,503		$265,943		$838,568		$829,555
Gross margin	148,847	50.4%	129,527	48.7%	413,797	49.3%	410,059	49.4%
Operating expenses:
Research and development	11,305	3.8%	9,814	3.7%	31,384	3.7%	31,298	3.8%
Selling, general and administrative	90,817	30.7%	83,223	31.3%	256,088	30.5%	260,136	31.4%
Impairment charges	—	—%	13,821	5.2%	—	—%	13,821	1.7%
Total operating expenses	102,122	34.6%	106,858	40.2%	287,472	34.3%	305,255	36.8%
Operating income	$46,725	15.8%	$22,669	8.5%	$126,325	15.1%	$104,804	12.6%
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
Net sales for the three months ended April 30, 2021, increased 11.1% to $295.5 million, compared to $265.9 million in the same period of the prior year. The increase consisted of an organic sales growth of 6.5% and a positive currency impact of 4.6% due to the weakening of the U.S. Dollar against certain other currencies as compared to the same period in the prior year. Organic sales grew 9.8% in the IDS segment and declined 2.2% in the WPS segment during the three months ended April 30, 2021, compared to the same period in the prior year.
The most significant impact on organic sales due to the COVID-19 pandemic started in the second half of fiscal 2020 when varied government responses to the pandemic impacted a large demographic of our customers and the overall global economy. The IDS segment realized reduced demand across all major product lines beginning in the third quarter fiscal 2020, while the WPS segment realized essentially flat organic sales in the third quarter in fiscal 2020 primarily due to increased sales of personal protective equipment and other pandemic-related products which offset decreased demand in other core products. For the three months ended April 30, 2021, the COVID-19 pandemic continued to affect sales in the IDS and WPS segments, although to a much lesser extent compared to the same period in the prior year.
Net sales for the nine months ended April 30, 2021, increased 1.1% to $838.6 million, compared to $829.6 million in the same period of the prior year. The increase consisted of an organic sales decline of 1.7% and a positive currency impact of 2.8%. Organic sales declined 2.1% in the IDS segment and declined 0.5% in the WPS segment during the nine months ended April 30, 2021, compared to the same period in the prior year. The COVID-19 pandemic had a significant impact on organic sales during the nine months ended April 30, 2021, with the impact varying between the IDS and WPS segments.
Gross margin increased 14.9% to $148.8 million in the three months ended April 30, 2021, compared to $129.5 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 50.4% compared to 48.7% in the same period in the prior year. The increase was due to the increase in sales volumes in our IDS business, which was partially offset by a decrease in gross margin in our WPS business due to product mix. Gross margin increased 0.9% to $413.8 million for the nine months ended April 30, 2021, compared to $410.1 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 49.3% compared to 49.4% in the same period in the prior year. The decrease in gross margin during the nine-month period was due to reduced sales volumes in both IDS and WPS as well as product mix in our WPS business.
R&D expenses increased 15.2% to $11.3 million and increased 0.3% to $31.4 million for the three and nine months ended April 30, 2021, respectively, compared to $9.8 million and $31.3 million in the same periods in the prior year. As a percentage of sales, R&D expenses remained essentially flat for both the three and nine months ended April 30, 2021, compared to the same periods of the prior year. The increase in R&D spending for both the three and nine-month periods was primarily due to an increase in incentive-based compensation, which was partially offset by a decrease in headcount, improved efficiency, and the timing of expenditures related to ongoing new product development costs compared to the same periods in the prior year. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers and materials continue to be the primary focus of R&D expenditures.

SG&A expenses include selling and administration costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses increased 9.1% to $90.8 million in the three months ended April 30, 2021, compared to $83.2 million in the same period in the prior year. As a percentage of net sales, SG&A decreased to 30.7% compared to 31.3% in the same period in the prior year. The increase in SG&A expenses was primarily due to increased incentive compensation compared to the lower than normal incentive compensation in the prior year, and foreign currency translation. The decrease as a percentage of net sales was due to a reduction in the SG&A cost structure and a reduction in discretionary spend including a decrease in travel for our sales people when compared to the same period in the prior year.
SG&A expenses decreased 1.6% to $256.1 million for the nine months ended April 30, 2021, compared to $260.1 million in the same period in the prior year. As a percentage of net sales, SG&A decreased to 30.5% from 31.4% in the same period in the prior year. The decrease in SG&A was due to a reduction in the SG&A cost structure and a reduction in discretionary spend including a decrease in travel for our sales people when compared to the same period in the prior year, which was partially offset by an increase in incentive compensation and foreign currency translation.
As a result of the global economic slowdown that began during the three months ended April 30, 2020 due to the COVID-19 pandemic, management evaluated whether indicators of impairment of intangible assets and other long-lived assets existed. Management concluded that the COVID-19 pandemic resulted in indicators of impairment in certain businesses within the WPS and IDS segments, and performed an interim impairment analysis. As a result of the analysis, impairment charges of $13.8 million related to other intangible and long-lived assets, primarily in the WPS segment, were recorded during the three months ended April 30, 2020.
Operating income increased 106.1% to $46.7 million and increased 20.5% to $126.3 million for the three and nine months ended April 30, 2021, respectively, compared to $22.7 million and $104.8 million in the same periods in the prior year. The increase in operating income in both the three and nine-month periods was primarily due to the increase in segment profit in the IDS segment and the impairment charge recognized during the period ended April 30, 2020.
OPERATING INCOME TO NET INCOME

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2021	% Sales	2020	% Sales	2021	% Sales	2020	% Sales
Operating income	$46,725	15.8%	$22,669	8.5%	$126,325	15.1%	$104,804	12.6%
Other income (expense):
Investment and other income	1,181	0.4%	112	—%	3,372	0.4%	3,252	0.4%
Interest expense	(131)	—%	(628)	(0.2)%	(288)	—%	(1,976)	(0.2)%
Income before income tax and losses of unconsolidated affiliate	47,775	16.2%	22,153	8.3%	129,409	15.4%	106,080	12.8%
Income tax expense	10,229	3.5%	8,520	3.2%	27,017	3.2%	21,396	2.6%
Income before losses of unconsolidated affiliate	37,546	12.7%	13,633	5.1%	102,392	12.2%	84,684	10.2%
Equity in losses of unconsolidated affiliate	(255)	(0.1)%	—	—%	(760)	(0.1)%	—	—%
Net income	$37,291	12.6%	$13,633	5.1%	$101,632	12.1%	$84,684	10.2%
Investment and other income was $1.2 million and $0.1 million for the three months ended April 30, 2021 and 2020, respectively. The increase in the three-month period was primarily due to an increase in the market value of securities held in deferred compensation plans, which was partially offset by a decrease in interest income due to the decline in interest rates. Investment and other income was consistent at $3.4 million and $3.3 million for the nine months ended April 30, 2021 and 2020, respectively.
Interest expense decreased to $0.1 million and $0.3 million for the three and nine months ended April 30, 2021, respectively, compared to $0.6 million and $2.0 million in the same periods in the prior year. The decrease in interest expense for both the three and nine-month periods was due to the repayment of the Company's principal balance under its private placement debt agreement during the fourth quarter of fiscal 2020.
The Company's income tax rate was 21.4% and 38.5% for the three months ended April 30, 2021 and 2020, and the income tax rate was 20.9% and 20.2% for the nine months ended April 30, 2021 and 2020, respectively. Refer to Note M, "Income Taxes" for additional information on the Company's income tax rates.

Equity in losses of unconsolidated affiliate of $0.3 million and $0.8 million for the three and nine months ended April 30, 2021, respectively, represented the Company's proportionate share of the loss in its equity interest in React Mobile, Inc., an employee safety software and hardware company based in the United States.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, equity in losses of unconsolidated affiliate, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three and nine months ended April 30, 2021, and 2020:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
SALES GROWTH INFORMATION
ID Solutions
Organic	9.8%	(8.2)%	(2.1)%	(3.2)%
Currency	3.1%	(1.5)%	1.6%	(1.1)%
Total	12.9%	(9.7)%	(0.5)%	(4.3)%
Workplace Safety
Organic	(2.2)%	0.2%	(0.5)%	(0.5)%
Currency	8.6%	(4.1)%	6.1%	(3.1)%
Total	6.4%	(3.9)%	5.6%	(3.6)%
Total Company
Organic	6.5%	(6.0)%	(1.7)%	(2.5)%
Currency	4.6%	(2.2)%	2.8%	(1.6)%
Total	11.1%	(8.2)%	1.1%	(4.1)%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	21.8%	18.8%	20.8%	19.5%
Workplace Safety	7.3%	6.0%	7.5%	6.9%
Total	18.0%	15.3%	17.2%	16.2%
ID Solutions
IDS net sales increased 12.9% to $218.1 million for the three months ended April 30, 2021, compared to the same period in the prior year, which consisted of organic sales growth of 9.8% and an increase from foreign currency translation of 3.1%. The economic slowdown caused by the COVID-19 pandemic had a significant impact on organic sales trends in the three months ended April 30, 2021 and 2020. Organic sales recovered in all major product lines with growth in the safety and facility identification, healthcare identification, product identification, and wire identification product lines in the three months ended April 30, 2021. Demand increased in most end markets as economic activity improved following the disruption caused by the COVID-19 pandemic during the second half of fiscal 2020 and the first half of fiscal 2021.
IDS net sales declined 0.5% to $610.5 million for the nine months ended April 30, 2021, compared to the same period in the prior year, which consisted of an organic sales decline of 2.1% and an increase from foreign currency translation of 1.6%. Organic sales declined in the nine-month period due to reduced demand during the first half of the fiscal year resulting from the economic slowdown caused by the COVID-19 pandemic. Organic sales declined in the safety and facility identification and healthcare identification product lines, which was partially offset by organic sales growth in the product identification and wire identification product lines.
Organic sales in the Americas increased in the high-single digits for the three months ended April 30, 2021, compared to the same period in the prior year. Organic sales grew in all major product lines with growth in the wire identification, safety and facility identification, product identification, and healthcare identification product lines. Organic sales grew in the high-single digits in the United States and grew approximately 20% in the remainder of the Americas region for the three months ended April 30, 2021.

Organic sales in the Americas declined in the low-single digits for the nine months ended April 30, 2021, compared to the same period in the prior year. Organic sales declined in the healthcare identification and safety and facility identification product lines due to reduced demand during the first half of the fiscal year resulting from the economic slowdown caused by the COVID-19 pandemic. This was partially offset by organic sales growth in the product identification and wire identification product lines. Organic sales declined in the low-single digits in the United States and grew in the mid-single digits in the remainder of the Americas region for the nine months ended April 30, 2021.
Organic sales in Europe increased in the low-double digits for the three months ended April 30, 2021, compared to the same period in the prior year. Organic sales grew in the safety and facility identification, product identification, and wire identification product lines. Organic sales growth was broad-based throughout both Western Europe and businesses based in emerging geographies primarily due to increased economic activity following the disruption caused by the COVID-19 pandemic.
Organic sales in Europe declined in the low-single digits for the nine months ended April 30, 2021, compared to the same period in the prior year. Organic sales declined in the healthcare identification product line primarily due to reduced demand from the economic slowdown caused by the COVID-19 pandemic, which was partially offset by organic sales growth in the product identification, safety and facility identification, and wire identification product lines. Organic sales declined throughout Western Europe which was partially offset by organic sales growth in emerging geographies during the nine-month period.
Organic sales in Asia increased in the low-double digits for the three months ended April 30, 2021, and increased in the mid-single digits for the nine months ended April 30, 2021, compared to the same periods in the prior year. Organic sales growth in both periods was primarily driven by growth in the product identification product line, and to a lesser extent growth in the wire identification and safety and facility identification product lines due to increased demand for industrial identification products. Organic sales in China grew in the low-single digits in both periods. Organic sales grew nearly 20% throughout the rest of Asia for the three-month period and grew in the high-single digits for the nine-month period ended April 30, 2021.
Segment profit increased 30.6% to $47.5 million for the three months ended April 30, 2021, compared to $36.4 million in the same period in the prior year. Segment profit increased 6.1% to $126.8 million for the nine months ended April 30, 2021, compared to $119.5 million for the same period in the prior year. As a percentage of net sales, segment profit increased to 21.8% from 18.8% for the three-month period, and segment profit increased to 20.8% from 19.5% for the nine-month period ended April 30, 2021 compared to the same periods in the prior year. The increase in segment profitability was due to increased sales volumes and an overall reduction in the cost structure throughout the IDS segment.
Workplace Safety
WPS net sales increased 6.4% to $77.4 million for the three months ended April 30, 2021, compared to the same period in the prior year, which consisted of an organic sales decline of 2.2% and an increase from foreign currency translation of 8.6%. The economic effect of the COVID-19 pandemic had a significant impact on organic sales trends during the second half of fiscal 2020. The WPS business refined its digital marketing efforts to focus on the increase in demand for personal protective equipment and other social distancing signage and floor markings resulting from the COVID-19 pandemic. These actions resulted in a significant increase in sales in these product categories while sales of core safety and identification products declined due to the economic disruption caused by the pandemic. WPS continues to sell COVID-19 pandemic-related products, but there was reduced demand for these products and sales did not replace the decline in demand for core safety and identification products in the three months ended April 30, 2021 compared to the same period in the prior year.
WPS net sales increased 5.6% to $228.1 million for the nine months ended April 30, 2021, compared to the same period in the prior year, which consisted of an organic sales decline of 0.5% and an increase from foreign currency translation of 6.1%. Due to the increased digital marketing efforts around demand for personal protective equipment and other social distancing signage and floor markings resulting from the COVID-19 pandemic, the business realized organic sales growth in the first half of fiscal 2021. WPS continues to sell COVID-19 pandemic-related products, but the demand for these products has declined and sales did not replace the decline in demand for core safety and identification products in the nine months ended April 30, 2021 compared to the same period in the prior year.
Organic sales in Europe increased in the low-single digits for the three and nine months ended April 30, 2021, compared to the same periods in the prior year. Digital sales increased in the mid-single digits in the three months and increased in the high-single digits in the nine months ended April 30, 2021, while sales through the catalog channel increased in the low-single digits in both periods. Organic sales growth in Europe was led by businesses in France, which was partially offset by a decline in organic sales throughout the remainder of Western Europe.
Organic sales in North America declined in the low-single digits for the three months ended April 30, 2021, compared to the same period in the prior year. Due to the increased digital marketing efforts around demand for personal protective equipment and other social distancing signage and floor markings resulting from the COVID-19 pandemic, the business realized increased sales of these products during the second half of fiscal 2020. Demand for these products declined and COVID-19 pandemic-related product sales did not replace the decline in demand for core safety and identification products in the three months ended April 30, 2021 compared to the same period in the prior year. Digital sales increased in the high-single digits and sales through the catalog channel decreased in the low-single digits in the three months ended April 30, 2021.
Organic sales in North America declined in the mid-single digits for the nine months ended April 30, 2021, compared to the same period in the prior year. The decline was driven by one of our businesses in the United States that sells primarily to small companies, which resulted in a significant decline in sales at the beginning of the COVID-19 pandemic and has only recently annualized the significant sales declines realized in the prior year. Digital sales increased in the mid-single digits and sales through the catalog channel decreased in the high-single digits in the nine months ended April 30, 2021.
Organic sales in Australia declined in the high-teens for the three months ended April 30, 2021, compared to the same period in the prior year. The WPS Australia business refined its digital marketing efforts to focus on the increase in demand for personal protective equipment and other social distancing signage and floor markings resulting from the COVID-19 pandemic. These actions resulted in significant organic sales growth in Australia in the second half of fiscal 2020 and the first half of fiscal 2021. The business continues to sell COVID-19 pandemic-related products including personal protective equipment, social distancing signage and floor markings, but demand has decreased significantly compared to the organic sales growth of nearly 30% that the business generated in the three months ended April 30, 2020.
Organic sales in Australia declined in the mid-single digits for the nine months ended April 30, 2021, compared to the same period in the prior year. Organic sales growth from COVID-19 pandemic-related products began to slow during the second quarter of fiscal 2021, while demand for core safety and identification products did not replace the decrease in sales of COVID-19 pandemic-related products. Organic sales increased in the high-single digits in the nine months ended April 30, 2020.
Segment profit increased 29.2% to $5.7 million from $4.4 million and as a percentage of net sales, segment profit increased to 7.3% from 6.0% for the three months ended April 30, 2021, compared to the same period in the prior year. Segment profit increased 14.1% to $17.1 million from $15.0 million and as a percentage of net sales, segment profit increased to 7.5% from 6.9% for the nine months ended April 30, 2021, compared to the same period in the prior year. The increase in segment profit in both the three and nine-month periods was primarily due to increased sales in the current year and the additional costs incurred in the prior year to address our cost structure.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2021, approximately 70% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $321.8 million at April 30, 2021, an increase of $104.2 million from July 31, 2020. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2021	2020
Net cash flow provided by (used in):
Operating activities	$154,908	$95,913
Investing activities	(18,844)	(26,035)
Financing activities	(39,274)	(101,047)
Effect of exchange rate changes on cash	7,368	(9,023)
Net increase (decrease) in cash and cash equivalents	$104,158	$(40,192)
Net cash provided by operating activities was $154.9 million for the nine months ended April 30, 2021, compared to $95.9 million in the same period of the prior year. The increase was primarily due to an increase in net income and an increase in cash provided by working capital. Inventory levels were reduced which resulted in an increase in cash provided by operating activities, which was due to a planned reduction in inventory following a period of increased inventory levels to reduce the risk of supply chain disruption resulting from the COVID-19 pandemic. In addition, annual incentive compensation payments were lower in the current nine-month period compared to the same period in the prior year. This was partially offset by a decrease in cash provided by accounts receivable due to increased sequential sales during the nine months ended April 30, 2021.
Net cash used in investing activities was $18.8 million for the nine months ended April 30, 2021, compared to $26.0 million in the same period of the prior year. The decrease in net cash used in investing activities relates was primarily due to the proceeds received from the sale of a facility during the nine months ended April 30, 2021.
Net cash used in financing activities was $39.3 million during the nine months ended April 30, 2021, compared to $101.0 million in the same period of the prior year. The decrease in cash used in financing activities was due to a decrease in cash used for share repurchases from $64.1 million in the nine months ended April 30, 2020 to $3.6 million in the nine months ended April 30, 2021.
Credit Facilities
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company’s previous loan agreement that had been entered into on September 25, 2015. Under the new revolving loan agreement, the Company has the option to select either a Eurocurrency rate loan that bears interest at the LIBOR rate plus a margin based on the Company's consolidated net leverage ratio or a base interest rate (based upon the higher of the federal funds rate plus 0.5%, the prime rate of the Bank of Montreal plus a margin based on the Company’s consolidated net leverage ratio, or the Eurocurrency base rate at the LIBOR rate plus a margin based on the Company’s consolidated net leverage ratio plus 1%). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million. The maximum amount outstanding on the Company's revolving loan agreement during the nine months ended April 30, 2021 was $10.6 million. As of April 30, 2021, there were no borrowings outstanding on the credit facility. The Company had letters of credit outstanding under the loan agreement of $3.6 million as of April 30, 2021 and there was $196.4 million available for future borrowing, which can be increased to $396.4 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024, as such, any borrowing would be classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company’s revolving loan agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage ratio). As of April 30, 2021, the Company was in compliance with these financial covenants.
Off-Balance Sheet Arrangements
The Company does not have material off-balance sheet arrangements. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this Quarterly Report and its other filings with the Securities and Exchange Commission. However, the following additional information is provided to assist those reviewing the Company’s financial statements.
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
The COVID-19 pandemic has significantly impacted worldwide economic conditions and could continue to have a material adverse effect on our operations and business.
The ongoing COVID-19 pandemic initially impacted our operations in the third quarter of fiscal 2020, and may continue to affect our business, particularly if conditions worsen and government authorities impose new or expanded mandatory closures, work-from-home orders or social distancing protocols, seek voluntary facility closures or impose other restrictions. Such actions could adversely affect our ability to adequately staff and maintain our operations and negatively impact our financial results. The effects of the COVID-19 pandemic also may include restrictions on our employees’ ability to visit customers as well as disruptions or temporary closures of our facilities.
In response to the COVID-19 pandemic, we have enabled remote working arrangements, which may create increased vulnerability to cybersecurity incidents, including breaches of information systems security. Such incidents could damage our reputation and commercial relationships, disrupt operations, increase costs or decrease revenues, and expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others.
While we attempt to maintain sufficient inventory levels in order to meet rapidly shifting customer demand patterns and supplier lead time requirements, we cannot be certain we will be able to accurately predict demand or lead times, which may cause us to be unable to service customer demand or expose us to risks of product shortages, or result in excess inventory, which could lead to additional inventory carrying costs and inventory obsolescence.
The duration and ultimate impact of the COVID-19 pandemic on our business, results of operations and financial condition, including liquidity, capital and financing resources, will depend on numerous evolving factors and future developments. Such factors and developments may include the geographic spread, severity and duration of the COVID-19 pandemic, including whether there are periods of increased COVID-19 cases or other variants, disruption to our operations resulting from employee illnesses, the availability and administration of effective treatment or vaccines, as well as vaccination rates, the extent and duration of the impact on the U.S. and global economy, including the pace and extent of recovery as the pandemic subsides, and the actions that have been or may be taken by various governmental authorities in response to the outbreak, including current and future health and safety measures, such as mandatory facility closures of non-essential businesses, stay-at-home orders or similar restrictions, social distancing mandates and travel bans, and import and export restrictions, which could disrupt our relationship with customers. If we are unable to respond to and manage the impact of these events, our business and results of operations may be adversely affected.
Although our accounting estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, excess and obsolete inventory, or a decrease in the carrying amount of our deferred tax assets. Any of these events could amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 and could have an adverse effect on our business and financial results.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

2.1
Combination Agreement, dated as of April 15, 2021, by and among Brady Corporation and Nordic ID Ovi (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated April 15, 2021)

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

SIGNATURES

BRADY CORPORATION

Date: May 20, 2021	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2021	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)