Form 10-Q
period 2021-10-31
BRADY CORP
filed 2021-11-18
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of November 16, 2021, there were 48,292,661 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2021	July 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$157,553	$147,335
Accounts receivable, net of allowance for credit losses of $7,265 and $7,306, respectively	182,791	170,579
Inventories	152,295	136,107
Prepaid expenses and other current assets	12,452	11,083
Total current assets	505,091	465,104
Property, plant and equipment—net	128,618	121,741
Goodwill	610,836	614,137
Other intangible assets	88,219	92,334
Deferred income taxes	16,377	16,343
Operating lease assets	36,655	41,880
Other assets	24,682	26,217
Total	$1,410,478	$1,377,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,497	$82,152
Accrued compensation and benefits	89,283	81,173
Taxes, other than income taxes	13,061	13,054
Accrued income taxes	5,593	3,915
Current operating lease liabilities	17,129	17,667
Other current liabilities	61,930	59,623
Total current liabilities	266,493	257,584
Long-term debt	67,000	38,000
Long-term operating lease liabilities	23,434	28,347
Other liabilities	89,658	90,797
Total liabilities	446,585	414,728
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 48,257,592 and 48,528,245 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	340,182	339,125
Retained earnings	811,820	788,369
Treasury stock—3,003,895 and 2,733,242 shares, respectively, of Class A nonvoting common stock, at cost	(127,986)	(109,061)
Accumulated other comprehensive loss	(60,671)	(55,953)
Total stockholders’ equity	963,893	963,028
Total	$1,410,478	$1,377,756

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended October 31,
	2021	2020
Net sales	$321,475	$277,227
Cost of goods sold	166,487	141,799
Gross margin	154,988	135,428
Operating expenses:
Research and development	13,907	10,203
Selling, general and administrative	96,746	83,037
Total operating expenses	110,653	93,240
Operating income	44,335	42,188
Other income (expense):
Investment and other income	543	155
Interest expense	(182)	(106)
Income before income taxes and losses of unconsolidated affiliate	44,696	42,237
Income tax expense	9,650	8,582
Income before losses of unconsolidated affiliate	35,046	33,655
Equity in losses of unconsolidated affiliate	—	(174)
Net income	$35,046	$33,481
Net income per Class A Nonvoting Common Share:
Basic	$0.67	$0.64
Diluted	$0.67	$0.64
Net income per Class B Voting Common Share:
Basic	$0.66	$0.63
Diluted	$0.65	$0.62
Weighted average common shares outstanding:
Basic	51,973	52,021
Diluted	52,436	52,292

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2021	2020
Net income	$35,046	$33,481
Other comprehensive loss:
Foreign currency translation adjustments	(3,918)	(4,192)

Cash flow hedges:
Net (loss) gain recognized in other comprehensive loss	(26)	697
Reclassification adjustment for (gains) losses included in net income	(568)	211
	(594)	908

Pension and other post-retirement benefits actuarial gain amortization	(107)	(106)

Other comprehensive loss, before tax	(4,619)	(3,390)
Income tax (expense) benefit related to items of other comprehensive loss	(99)	199
Other comprehensive loss, net of tax	(4,718)	(3,191)
Comprehensive income	$30,328	$30,290

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended October 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2021	$548	$339,125	$788,369	$(109,061)	$(55,953)	$963,028
Net income	—	—	35,046	—	—	35,046
Other comprehensive loss, net of tax	—	—	—	—	(4,718)	(4,718)
Issuance of shares of Class A Common Stock under stock plan	—	(3,187)	—	(1)	—	(3,188)
Tax benefit and withholdings from deferred compensation distributions	—	115	—	—	—	115
Stock-based compensation expense	—	4,129	—	—	—	4,129
Repurchase of shares of Class A Common Stock	—	—	—	(18,924)	—	(18,924)
Cash dividends on Common Stock:
Class A — $0.2250 per share	—	—	(10,858)	—	—	(10,858)
Class B — $0.2084 per share	—	—	(737)	—	—	(737)
Balances at October 31, 2021	$548	$340,182	$811,820	$(127,986)	$(60,671)	$963,893

	Three months ended October 31, 2020
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2020	$548	$331,761	$704,456	$(107,216)	$(66,477)	$863,072
Net income	—	—	33,481	—	—	33,481
Other comprehensive loss, net of tax	—	—	—	—	(3,191)	(3,191)
Issuance of shares of Class A Common Stock under stock plan	—	(3,246)	—	790	—	(2,456)
Tax benefit and withholdings from deferred compensation distributions	—	32	—	—	—	32
Stock-based compensation expense	—	3,574	—	—	—	3,574
Repurchase of shares of Class A Common Stock	—	—	—	(2,720)	—	(2,720)
Cash dividends on Common Stock:
Class A — $0.2200 per share	—	—	(10,671)	—	—	(10,671)
Class B — $0.2034 per share	—	—	(720)	—	—	(720)
Balances at October 31, 2021	$548	$332,121	$726,546	$(109,146)	$(69,668)	$880,401

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2021	2020
Operating activities:
Net income	$35,046	$33,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,509	5,635
Stock-based compensation expense	4,129	3,574
Deferred income taxes	(625)	(1,175)
Equity in losses of unconsolidated affiliate	—	174
Other	(187)	(266)
Changes in operating assets and liabilities:
Accounts receivable	(13,302)	(11,371)
Inventories	(16,579)	14,758
Prepaid expenses and other assets	(655)	(1,398)
Accounts payable and accrued liabilities	9,499	17,363
Income taxes	1,656	2,063
Net cash provided by operating activities	27,491	62,838

Investing activities:
Purchases of property, plant and equipment	(11,328)	(9,321)
Other	2	119
Net cash used in investing activities	(11,326)	(9,202)

Financing activities:
Payment of dividends	(11,595)	(11,391)
Proceeds from exercise of stock options	151	160
Payments for employee taxes withheld from stock-based awards	(3,339)	(2,617)
Purchase of treasury stock	(18,924)	(2,720)
Proceeds from borrowing on credit facilities	56,200	12,971
Repayment of borrowing on credit facilities	(27,200)	(12,988)
Other	115	34
Net cash used in financing activities	(4,592)	(16,551)

Effect of exchange rate changes on cash and cash equivalents	(1,355)	1,605

Net increase in cash and cash equivalents	10,218	38,690
Cash and cash equivalents, beginning of period	147,335	217,643

Cash and cash equivalents, end of period	$157,553	$256,333

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2021
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2021 and July 31, 2021, its results of operations and comprehensive income for the three months ended October 31, 2021 and 2020, and cash flows for the three months ended October 31, 2021 and 2020. The condensed consolidated balance sheet as of July 31, 2021, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021.

NOTE B — New Accounting Pronouncements
Adopted Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)." This guidance removes certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted ASC 2019-12 effective August 1, 2021, which did not have a material impact on its consolidated financial statements or disclosures.
Standards not yet adopted
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." Subject to meeting certain criteria, this guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate ("LIBOR") by the end of 2021. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. The Company does not expect a material impact to the financial statements or disclosures from the adoption of this standard.

NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of October 31, 2021 and July 31, 2021, consisted of the following:

	October 31, 2021	July 31, 2021
Finished products	$96,034	$87,489
Work-in-process	22,099	20,189
Raw materials and supplies	34,162	28,429
Total inventories	$152,295	$136,107
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $280,696 and $277,246 as of October 31, 2021 and July 31, 2021, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of October 31, 2021 and July 31, 2021, consisted of the following:

	October 31, 2021				July 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$1,814	$(530)	$1,284	3	$1,821	$(356)	$1,465
Customer relationships	9	110,615	(42,152)	68,463	9	110,950	(39,069)	71,881
Technology	5	9,533	(832)	8,701	5	9,578	(335)	9,243
Unamortized other intangible assets:
Tradenames	N/A	9,771	—	9,771	N/A	9,745	—	9,745
Total		$131,733	$(43,514)	$88,219		$132,094	$(39,760)	$92,334
The change in the gross carrying amount of other intangible assets as of October 31, 2021 compared to July 31, 2021 was due to the effect of currency fluctuations during the three-month period. Amortization expense on intangible assets was $3,807 and $1,351 for the three months ended October 31, 2021 and 2020, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of October 31, 2021, the Company did not have any finance leases.
Operating lease expense was $4,765 and $4,073 for the three months ended October 31, 2021 and 2020, respectively, which was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three months ended October 31, 2021 and 2020.

Supplemental cash flow information related to the Company's operating leases for the three months ended October 31, 2021 and 2020, was as follows:

	Three months ended October 31,
	2021	2020
Operating cash flows from operating leases	$4,999	$4,297
Operating lease assets obtained in exchange for new operating lease liabilities (1)	(868)	2,936
(1) During the three months ended October 31, 2021, the Company purchased two buildings which were previously leased. This resulted in an overall decrease in operating lease assets obtained in exchange for lease liabilities for the period as the remaining lease assets and liabilities were removed from the condensed consolidated balance sheets.

NOTE F – Stockholders' Equity
Incentive Stock Plans
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), or restricted and unrestricted shares of Class A Nonvoting Common Stock to employees and non-employee directors. Certain awards may be subject to pre-established performance goals. The majority of the Company’s annual share-based awards are granted in the first quarter of the fiscal year.
Total stock-based compensation expense recognized during the three months ended October 31, 2021 and 2020 was $4,129 and $3,574, respectively. The total income tax benefit recognized in the condensed consolidated statements of income was $199 and $274 during the three months ended October 31, 2021 and 2020, respectively. As of October 31, 2021, total unrecognized compensation cost related to share-based awards was $12,919 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.7 years.
Stock Options
The stock options issued under the plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over three years, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “time-based” options, generally expire ten years from the date of grant.
The Company has estimated the fair value of its time-based option awards granted during the three months ended October 31, 2021 and 2020, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2021	2020
Expected term (in years)	6.14	6.21
Expected volatility	29.98%	30.71%
Expected dividend yield	2.29%	2.49%
Risk-free interest rate	0.96%	0.38%
The following is a summary of stock option activity for the three months ended October 31, 2021:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2021	1,474,068	$38.45
New grants	241,297	49.79
Exercised	(14,652)	29.30
Forfeited or expired	—	—
Outstanding at October 31, 2021	1,700,713	$40.14	6.8	$19,961
Exercisable at October 31, 2021	1,189,747	$37.30	5.8	$17,317

The total fair value of stock options vested during the three months ended October 31, 2021 and 2020 was $2,446 and $2,371, respectively. The weighted-average grant date fair value of options granted during the three months ended October 31, 2021 and 2020 was $11.29 and $8.65, respectively. The total intrinsic value of stock options exercised during the three months ended October 31, 2021 and 2020, based upon the average market price at the time of exercise during the period, was $319 and $373, respectively.
The cash received from the exercise of stock options during the three months ended October 31, 2021 and 2020 was $151 and $160, respectively. The tax benefit from the exercise of stock options during the three months ended October 31, 2021 and 2020 was $80 and $93, respectively.
RSUs
RSUs issued under the plan have a grant date fair value equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over three years, with one-third vesting one year after the grant date and one-third additional in each of the succeeding two years.
The following is a summary of RSU activity for the three months ended October 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of July 31, 2021	156,466	$45.40
Granted	60,876	49.85
Vested	(67,116)	45.49
Forfeited	—	—
Non-vested RSUs as of October 31, 2021	150,226	$47.17
The RSUs granted during the three months ended October 31, 2020 had a weighted-average grant date fair value of $39.92. The total fair value of RSUs vested during three months ended October 31, 2021 and 2020 was $3,380 and $2,572, respectively.
PRSUs
PRSUs are contingent on the achievement of predetermined market and performance targets. The PRSUs granted under the plan vest at the end of a three-year performance period provided the specified market and performance targets are met. For the PRSUs granted during the three months ended October 31, 2021, the vesting criteria for 50% of the grant is based upon the Company's total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index over a three-year performance period, and the vesting criteria for the other 50% of the grant is based upon Company revenue targets. All other previously granted non-vested PRSUs vest based upon the Company's TSR relative to the S&P 600 SmallCap Industrials Index.
The following is a summary of PRSU activity for the three months ended October 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested PRSUs as of July 31, 2021	119,281	$61.05
Granted (1)	76,743	61.76
Vested (1)	(76,885)	50.70
Forfeited	—	—
Non-vested PRSUs as of October 31, 2021	119,139	$65.18
(1) Includes 44,350 shares granted and vested during the three months ended October 31, 2021, resulting from the payout of PRSUs granted in fiscal year 2019 due to achievement of performance metrics exceeding the target payout.
The PRSUs granted during the three months ended October 31, 2020 had a weighted-average grant date fair value of $60.73. The total fair value of PRSUs vested during three months ended October 31, 2021 and 2020 was $4,098 and $3,272, respectively.

NOTE G — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes the settlements of net investment hedges, unrealized gains and losses from cash flow hedges and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2021:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2021	$729	$1,888	$(58,570)	$(55,953)
Other comprehensive loss before reclassification	(273)	—	(3,913)	(4,186)
Amounts reclassified from accumulated other comprehensive loss	(425)	(107)	—	(532)
Ending balance, October 31, 2021	$31	$1,781	$(62,483)	$(60,671)
The increase in accumulated other comprehensive loss as of October 31, 2021, compared to July 31, 2021, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the three-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2020, were as follows:

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
The increase in the accumulated other comprehensive loss as of October 31, 2020, compared to July 31, 2020, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the three-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the three months ended October 31, 2021 and 2020, unrealized gains (losses) on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans was reclassified into "Investment and other income" on the condensed consolidated statements of income.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive loss for the three months ended October 31, 2021 and 2020:

	Three months ended October 31,
	2021	2020
Income tax (expense) benefit related to items of other comprehensive loss:
Cash flow hedges	$(104)	$(48)
Pension and other post-retirement benefits	—	240
Other income tax adjustments and currency translation	5	7
Income tax (expense) benefit related to items of other comprehensive loss	$(99)	$199

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

The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,589 and $2,519 as of October 31, 2021 and July 31, 2021, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $289 and $297 during the three months ended October 31, 2021 and 2020, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at October 31, 2021, the Company expects to recognize 32% by the end of fiscal 2022, an additional 31% by the end of fiscal 2023, and the remaining balance thereafter.

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
The following is a summary of net sales by segment and geographic region for the three months ended October 31, 2021 and 2020:

	Three months ended October 31,
	2021	2020
Net sales:
ID Solutions
Americas	$164,910	$133,267
Europe	56,889	42,582
Asia	26,818	22,343
Total	$248,617	$198,192
Workplace Safety
Americas	$21,142	$24,031
Europe	38,022	41,266
Australia	13,694	13,738
Total	$72,858	$79,035
Total Company
Americas	$186,052	$157,298
Europe	94,911	83,848
Asia-Pacific	40,512	36,081
Total	$321,475	$277,227
The following is a summary of segment profit for the three months ended October 31, 2021 and 2020:

	Three months ended October 31,
	2021	2020
Segment profit:
ID Solutions	$48,816	$40,279
Workplace Safety	2,293	7,988
Total Company	$51,109	$48,267

The following is a reconciliation of segment profit to income before income taxes and losses of unconsolidated affiliate for the three months ended October 31, 2021 and 2020:

	Three months ended October 31,
	2021	2020
Total profit from reportable segments	$51,109	$48,267
Unallocated amounts:
Administrative costs	(6,774)	(6,079)
Investment and other income	543	155
Interest expense	(182)	(106)
Income before income taxes and losses of unconsolidated affiliate	$44,696	$42,237

NOTE J — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2021	2020
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$35,046	$33,481
Less:
Preferential dividends	(803)	(808)
Preferential dividends on dilutive stock options	(8)	(4)
Numerator for basic and diluted income per Class B Voting Common Share	$34,235	$32,669
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	51,973	52,021
Plus: Effect of dilutive equity awards	463	271
Denominator for diluted income per share for both Class A and Class B	52,436	52,292
Net income per Class A Nonvoting Common Share:
Basic	$0.67	$0.64
Diluted	$0.67	$0.64
Net income per Class B Voting Common Share:
Basic	$0.66	$0.63
Diluted	$0.65	$0.62
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 479,602 and 740,745 for the three months ended October 31, 2021 and 2020, respectively.

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

The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2021 and July 31, 2021:

	October 31, 2021	July 31, 2021	Fair Value Hierarchy
Assets:
Trading securities	$18,543	$20,135	Level 1
Foreign exchange contracts	141	150	Level 2
Liabilities:
Foreign exchange contracts	124	51	Level 2
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	October 31, 2021	July 31, 2021
Designated as cash flow hedges	$23,052	$30,724
Non-designated hedges	3,521	3,580
Total foreign exchange contracts	$26,573	$34,304
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of October 31, 2021 and July 31, 2021, unrealized gains of $73 and $770 have been included in OCI, respectively.

The following table summarizes the amount of pre-tax gains and losses related to foreign exchange contracts designated as cash flow hedging instruments:

	Three months ended October 31,
	2021	2020
(Losses) gains recognized in OCI	$(26)	$697
Gains (losses) reclassified from OCI into cost of goods sold	568	(211)
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	October 31, 2021		July 31, 2021
	Prepaid expenses and other current assets	Other current liabilities	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$141	$104	$150	$51
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	20	—	—
Total derivative instruments	$141	$124	$150	$51

NOTE M – Income Taxes
The income tax rate for the three months ended October 31, 2021 and 2020 was 21.6% and 20.3%, respectively. The income tax rate for the three months ended October 31, 2021 was slightly higher than the expected income tax rate primarily due to a reduction in tax benefits from stock-based compensation compared to the three months ended October 31, 2020. The Company expects its ongoing annual income tax rate to be approximately 20% based on its current global business mix.

NOTE N — Subsequent Events
On November 17, 2021, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.225 per share payable on January 31, 2022, to shareholders of record at the close of business on January 10, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview
Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The IDS segment is primarily involved in the design, manufacture, and distribution of high-performance and innovative safety, identification and healthcare products. The WPS segment manufactures a broad range of stock and custom identification products and sells a broad range of resale products.
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
The following are key initiatives supporting our strategy in fiscal 2022:
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
•Driving operational excellence and executing sustainable efficiency gains within our global operations and within our selling, general and administrative structures and within our global operations including insourcing of critical products and manufacturing activities.
•Building on our culture of diversity, equity and inclusion to increase employee engagement and enhance recruitment and retention practices.
Impact of the COVID-19 Pandemic on Our Business
Brady Corporation is deemed an essential business under the majority of local government orders. Our products support first responders, healthcare workers, food processing companies, and many other critical industries. During the three months ended October 31, 2021, our facilities were operating globally with enhanced safety protocols designed to protect the health and safety of our employees.
The Company has experienced, and expects to continue to experience, increased input material cost inflation as a result of increased global demand, government-mandated actions in response to COVID-19 and labor shortages. The Company has taken action to mitigate inflation issues, which has offset some, but not all, of the impact of these trends. As a result, these trends negatively impacted the Company's gross profit margin and may continue to negatively impact profitability in fiscal 2022.
We believe we have the financial strength to continue to invest in organic sales growth opportunities, inorganic sales opportunities, sales and marketing, and research and development ("R&D"), while continuing to drive sustainable efficiencies and automation in our operations and selling, general and administrative ("SG&A") functions. At October 31, 2021, we had cash of $157.6 million, a credit facility with $130.1 million available for future borrowing, which can be increased up to $330.1 million at the Company's option and subject to certain conditions, for total available liquidity of approximately $487.7 million.
We believe that our financial resources including the remaining undrawn amount of the credit facility and our ability to increase that credit line as necessary and liquidity levels are sufficient to manage the continuing impact of the COVID-19 pandemic, including the spread of variants that could result in additional government actions around the world to contain the virus or prevent further spread which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2021, as well as the updates contained within this Quarterly Report on Form 10-Q, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations
The comparability of the operating results for the three months ended October 31, 2021, to the prior year has been impacted by the following acquisitions:

Acquisitions	Segment	Date Completed
Magicard Holdings Limited ("Magicard")	IDS	May 2021
Nordic ID Oyj ("Nordic ID")	IDS	May 2021
The Code Corporation ("Code")	IDS	June 2021
A comparison of results of operating income for the three months ended October 31, 2021 and 2020 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2021	% Sales	2020	% Sales
Net sales	$321,475		$277,227
Gross margin	154,988	48.2%	135,428	48.9%
Operating expenses:
Research and development	13,907	4.3%	10,203	3.7%
Selling, general and administrative	96,746	30.1%	83,037	30.0%
Total operating expenses	110,653	34.4%	93,240	33.6%
Operating income	$44,335	13.8%	$42,188	15.2%
References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with GAAP, excluding the impact of foreign currency translation and sales recorded from acquired companies prior to the first anniversary date of their acquisition. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.
Net sales for the three months ended October 31, 2021, increased 16.0% to $321.5 million, compared to $277.2 million in the same period in the prior year. The increase consisted of organic sales growth of 7.0%, sales growth from acquisitions of 8.3% and an increase from foreign currency translation of 0.7%. Organic sales grew 13.2% in the IDS segment and declined 8.6% in the WPS segment during the three months ended October 31, 2021, compared to the same period in the prior year.
The most significant impact on organic sales due to the COVID-19 pandemic began in the second half of fiscal 2020 when varied government responses to the pandemic impacted a large demographic of our customers and the overall global economy. The IDS business realized reduced demand across all major product lines beginning in the third quarter of fiscal 2020 continuing through the second quarter of fiscal 2021, while the WPS business realized strong organic sales growth beginning in the fourth quarter of fiscal 2020 continuing through the first quarter of fiscal 2021 due to increased sales of personal protective equipment and other pandemic-related products. As a result, the recovery from the COVID-19 pandemic had a significant impact on organic sales during the first quarter of fiscal 2022, with the impact varying between the IDS and WPS businesses due to sales patterns realized during the height of the pandemic in fiscal 2021.
Gross margin increased 14.4% to $155.0 million in the three months ended October 31, 2021, compared to $135.4 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 48.2% compared to 48.9% in the same period in the prior year. The decrease in gross margin as a percentage of net sales was primarily due to an increase in the cost of materials, labor and freight expense, which was partially mitigated by our ongoing efforts to streamline manufacturing processes and drive sustainable operational efficiencies.
R&D expenses increased 36.3% to $13.9 million in the three months ended October 31, 2021, compared to $10.2 million in the same period in the prior year. As a percentage of sales, R&D expenses increased to 4.3% compared to 3.7% in the same period in the prior year. The increase in R&D spending was primarily due to the acquisitions of Code and Nordic ID, as these companies operate with a greater amount of R&D spend as a percentage of net sales compared to the organic business, in addition to an increase in R&D headcount in the IDS business. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers, materials, and the building out of a comprehensive industrial track and trace solution continue to be the primary focus of R&D expenditures for the remainder of fiscal 2022.

SG&A expenses include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses increased 16.5% to $96.7 million in the three months ended October 31, 2021, compared to $83.0 million in the same period in the prior year. The increase in SG&A expenses was primarily due to the acquisitions of Code, Magicard and Nordic ID, and to a lesser extent an increase in sales and marketing personnel in the IDS business and increased advertising and personnel costs in the WPS business. As a percentage of sales, SG&A was consistent at 30.1% for the three months ended October 31, 2021, compared to 30.0% in the same period in the prior year, as increased costs were largely offset by ongoing efficiency activities throughout SG&A.
Operating income increased 5.1% to $44.3 million in the three months ended October 31, 2021, compared to $42.2 million in the same period in the prior year. The increase in operating income was primarily due to the increase in segment profit in the IDS segment as a result of organic sales growth which was partially offset by the decline in segment profit in the WPS segment.
OPERATING INCOME TO NET INCOME

	Three months ended October 31,
(Dollars in thousands)	2021	% Sales	2020	% Sales
Operating income	$44,335	13.8%	$42,188	15.2%
Other income (expense):
Investment and other income	543	0.2%	155	0.1%
Interest expense	(182)	(0.1)%	(106)	—%
Income before income tax and losses of unconsolidated affiliate	44,696	13.9%	42,237	15.2%
Income tax expense	9,650	3.0%	8,582	3.1%
Income before losses of unconsolidated affiliate	35,046	10.9%	33,655	12.1%
Equity in losses of unconsolidated affiliate	—	—%	(174)	(0.1)%
Net income	$35,046	10.9%	$33,481	12.1%
Investment and other income increased to $0.5 million in the three months ended October 31, 2021, compared to $0.2 million for the same period in the prior year. The increase was primarily due to an increase in the market value of securities held in deferred compensation plans.
Interest expense increased to $0.2 million in the three months ended October 31, 2021, compared to $0.1 million for the same period in the prior year. The increase in interest expense was due to increased borrowing on our credit facility compared to the same period in the prior year.
The Company’s income tax rate was 21.6% for the three months ended October 31, 2021, compared to 20.3% in the same period in the prior year. Refer to Note M "Income Taxes" for additional information on the Company's income tax rate.
Equity in losses of unconsolidated affiliate of $0.2 million for the three months ended October 31, 2020 represented the Company's proportionate share of the loss in its equity interest in React Mobile, Inc., an employee safety software and hardware company based in the United States. In the fourth quarter of fiscal 2021, the Company recorded an other-than-temporary impairment charge for the Company's remaining equity interest in React Mobile, Inc.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, equity in losses of unconsolidated affiliate, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three months ended October 31, 2021 and 2020:

	Three months ended October 31,
	2021	2020
SALES GROWTH INFORMATION
ID Solutions
Organic	13.2%	(8.4)%
Currency	0.6%	0.6%
Acquisitions	11.6%	—%
Total	25.4%	(7.8)%
Workplace Safety
Organic	(8.6)%	5.5%
Currency	0.8%	4.3%
Total	(7.8)%	9.8%
Total Company
Organic	7.0%	(4.9)%
Currency	0.7%	1.5%
Acquisitions	8.3%	—%
Total	16.0%	(3.4)%
SEGMENT PROFIT
ID Solutions	$48,816	$40,279
Workplace Safety	2,293	7,988
Total	$51,109	$48,267
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	19.6%	20.3%
Workplace Safety	3.1%	10.1%
Total	15.9%	17.4%
ID Solutions
IDS net sales increased 25.4% to $248.6 million in the three months ended October 31, 2021, compared to $198.2 million in the same period in the prior year, which consisted of organic sales growth of 13.2%, sales growth from acquisitions of 11.6% and an increase from foreign currency translation of 0.6%. Organic sales grew in all major product lines with growth in the wire identification, safety and facility identification, product identification and healthcare identification product lines.
Organic sales in the Americas increased nearly 12%, organic sales in Europe increased in the mid-teens, and organic sales in Asia increased over 15% in the three months ended October 31, 2021 compared to the same period in the prior year. Organic sales grew in all major product lines and in all geographies as our businesses continue to recover from the economic slowdown caused by the COVID-19 pandemic.
Segment profit increased 21.2% to $48.8 million in the three months ended October 31, 2021, compared to $40.3 million in the same period in the prior year. As a percentage of net sales, segment profit was 19.6% compared to 20.3% in the same period in the prior year. The increase in segment profit was primarily due to increased sales volumes in all regions and all product lines globally. The decrease in segment profit as a percentage of net sales was primarily due to gross margin compression resulting from an increase in the cost of materials, labor and freight expense, as well as incremental amortization expense of $2.5 million from businesses acquired in fiscal 2021.
Workplace Safety
WPS net sales declined 7.8% to $72.9 million in the three months ended October 31, 2021, compared to $79.0 million in the same period in the prior year, which consisted of an organic sales decline of 8.6% and an increase from foreign currency translation of 0.8%. The economic effect of the COVID-19 pandemic had a significant impact on organic sales trends during the prior year. The WPS business realized strong organic sales growth beginning in the fourth quarter of fiscal 2020 continuing through the first quarter of fiscal 2021 due to increased sales of personal protective equipment and other pandemic-related products. As a result, WPS organic sales declined in the first quarter of fiscal 2022 primarily due to the increase in sales of COVID-19 products during the height of the pandemic last year.

Organic sales in Europe declined in the high-single digits, organic sales in North America declined by approximately 12% and organic sales in Australia declined in the low-single digits in the three months ended October 31, 2021 compared to the same period in the prior year. The increase in demand for core safety and identification products did not make up for the decrease in demand for personal protective equipment and other social distancing signage and floor markings resulting from the COVID-19 pandemic. Digital channel sales and sales through the catalog channel both decreased in the high-single digits in the global WPS business.
Segment profit decreased 71.3% to $2.3 million in the three months ended October 31, 2021, compared to $8.0 million in the same period of the prior year. As a percentage of net sales, segment profit was 3.1% compared to 10.1% in the same period of the prior year. The decrease in segment profit was primarily due to the decrease in sales volumes and gross margin compression resulting from an increase in the cost of materials, labor and freight expense, as well as increased investments in advertising and selling resources in certain businesses in North America.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2021, approximately 94% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $157.6 million at October 31, 2021, an increase of $10.2 million from July 31, 2021. The following summarizes the cash flow statement for the three months ended October 31, 2021 and 2020:

	Three months ended October 31,
(Dollars in thousands)	2021	2020
Net cash flow provided by (used in):
Operating activities	$27,491	$62,838
Investing activities	(11,326)	(9,202)
Financing activities	(4,592)	(16,551)
Effect of exchange rate changes on cash	(1,355)	1,605
Net increase in cash and cash equivalents	$10,218	$38,690
Net cash provided by operating activities was $27.5 million in the three months ended October 31, 2021, compared to $62.8 million in the same period of the prior year. The decrease was primarily due to cash outflows for inventory purchases in order to reduce the risk of supply chain disruption, and to a lesser extent an increase in accounts receivable due to increased sales during the quarter.
Net cash used in investing activities was $11.3 million in the three months ended October 31, 2021, compared to $9.2 million used in the same period of the prior year. The increase in cash used in investing activities was due to the purchase of two facilities in Europe which were previously leased.
Net cash used in financing activities was $4.6 million in the three months ended October 31, 2021, which consisted of dividend payments of $11.6 million and share repurchases of $18.9 million, partially offset by $29.0 million of net borrowing on the credit facility. Net cash used in financing activities of $16.6 million in the three months ended October 31, 2020 primarily consisted of dividend payments of $11.4 million, as well as share repurchases and tax withholding from stock-based awards of $5.3 million.
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
As of October 31, 2021, the outstanding balance on the credit facility was $67.0 million which was also the maximum amount outstanding on the Company's revolving loan agreement during the three months ended October 31, 2021. The borrowings bear interest at 0.84% as of October 31, 2021. The Company had letters of credit outstanding under the loan agreement of $2.9 million as of October 31, 2021 and there was $130.1 million available for future borrowing, which can be increased to $330.1 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024. As such, borrowings were classified as long-term on the consolidated balance sheets.
Covenant Compliance
The Company's revolving loan agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2021, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 441.0 to 1.0.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Adverse impacts of the novel coronavirus ("COVID-19") pandemic or other pandemics
•Adverse impacts of vaccination mandates issued by U.S. and non-U.S. governmental entities
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute its strategy
•Ability to develop technologically advanced products that meet customer demands
•Increased cost of raw materials, labor and freight as well as raw material shortages
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Difficulties in protecting websites, networks, and systems against security breaches
•Risks associated with the loss of key employees
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Litigation, including product liability claims
•Foreign currency fluctuations

•Potential write-offs of goodwill and other intangible assets
•Changes in tax legislation and tax rates
•Differing interests of voting and non-voting shareholders
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section set forth in this report and within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2021.
These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2021. There has been no material change in this information since July 31, 2021.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company’s business, results of operations, financial condition, and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of Brady's Annual Report on Form 10-K for the year ended July 31, 2021. Other than as set forth below, there have been no material changes from the risk factors set forth in the 2021 Form 10-K. The following risk factor is an additional risk within out "COVID-19 Risks" category.
The U.S. Department of Labor's Occupational Safety and Health Administration ("OSHA") emergency temporary standard ("ETS") mandating either fully vaccination or weekly testing of employees could have a material adverse impact on our business and results of operations.
On November 4, 2021, OSHA announced an ETS requiring that employers with 100 or more employees to implement and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo weekly COVID-19 testing and wear a face covering in the workplace. On November 5, 2021, the ETS was stayed by the U.S. Fifth Circuit Court of Appeals pending additional court review. Multiple other lawsuits were filed regarding the ETS in various jurisdictions. The pending lawsuits are expected to be consolidated before a federal circuit court, which circuit is then expected to rule on whether previous grants or denials of temporary stays will stand and to weigh in on the constitutionality of and other challenges to the ETS mandate. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of any such requirements if and when they are deemed to be enforceable may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business and financial condition, and may result in costs of compliance that are difficult to quantify at this time and may also impact our financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a share repurchase program for the Company's Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes. On September 1, 2021, Brady’s Board of Directors authorized an increase in the Company’s share buyback program, bringing the amount of the Company’s Class A Common Stock authorized for repurchase up to a total of two million shares, inclusive of the shares in the existing share buyback program. As of October 31, 2021, 1,625,000 shares remained authorized to purchase in connection with this share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended October 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
August 1, 2021 - August 31, 2021	—	$—	—	369,142
September 1, 2021 - September 30, 2021	375,000	50.46	375,000	1,625,000
October 1, 2021 - October 31, 2021	—	—	—	1,625,000
Total	375,000	$50.46	375,000	1,625,000

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: November 18, 2021	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2021	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)