Form 10-Q
period 2022-01-31
BRADY CORP
filed 2022-02-17
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of February 15, 2022, there were 48,065,965 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2022	July 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,407	$147,335
Accounts receivable, net of allowances for credit losses of $7,868 and $7,306, respectively	172,471	170,579
Inventories	167,456	136,107
Prepaid expenses and other current assets	12,681	11,083
Total current assets	500,015	465,104
Property, plant and equipment—net	126,551	121,741
Goodwill	601,681	614,137
Other intangible assets	83,608	92,334
Deferred income taxes	15,234	16,343
Operating lease assets	33,710	41,880
Other assets	26,264	26,217
Total	$1,387,063	$1,377,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,611	$82,152
Accrued compensation and benefits	56,510	81,173
Taxes, other than income taxes	12,141	13,054
Accrued income taxes	4,783	3,915
Current operating lease liabilities	16,601	17,667
Other current liabilities	56,850	59,623
Total current liabilities	227,496	257,584
Long-term debt	83,000	38,000
Long-term operating lease liabilities	20,341	28,347
Other liabilities	89,658	90,797
Total liabilities	420,495	414,728
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 48,243,347 and 48,528,245 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	341,889	339,125
Retained earnings	833,981	788,369
Treasury stock—3,018,140 and 2,733,242 shares, respectively, of Class A nonvoting common stock, at cost	(130,911)	(109,061)
Accumulated other comprehensive loss	(78,939)	(55,953)
Total stockholders’ equity	966,568	963,028
Total	$1,387,063	$1,377,756

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Net sales	$318,055	$265,838	$639,530	$543,065
Cost of goods sold	168,693	136,316	335,180	278,115
Gross margin	149,362	129,522	304,350	264,950
Operating expenses:
Research and development	13,965	9,876	27,872	20,079
Selling, general and administrative	92,525	82,234	189,271	165,271
Total operating expenses	106,490	92,110	217,143	185,350
Operating income	42,872	37,412	87,207	79,600
Other (expense) income:
Investment and other (expense) income	(578)	2,036	(35)	2,191
Interest expense	(252)	(51)	(434)	(157)
Income before income taxes and losses of unconsolidated affiliate	42,042	39,397	86,738	81,634
Income tax expense	8,227	8,206	17,877	16,788
Income before losses of unconsolidated affiliate	33,815	31,191	68,861	64,846
Equity in losses of unconsolidated affiliate	—	(331)	—	(505)
Net income	$33,815	$30,860	$68,861	$64,341
Net income per Class A Nonvoting Common Share:
Basic	$0.65	$0.59	$1.33	$1.24
Diluted	$0.65	$0.59	$1.32	$1.23
Net income per Class B Voting Common Share:
Basic	$0.65	$0.59	$1.31	$1.22
Diluted	$0.65	$0.59	$1.30	$1.21
Weighted average common shares outstanding:
Basic	51,800	52,018	51,887	52,020
Diluted	52,162	52,282	52,299	52,288

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Net income	$33,815	$30,860	$68,861	$64,341
Other comprehensive (loss) income:
Foreign currency translation adjustments	(18,656)	19,074	(22,574)	14,882

Cash flow hedges:
Net gain recognized in other comprehensive (loss) income	225	451	199	1,148
Reclassification adjustment for (gains) losses included in net income	(35)	60	(603)	271
	190	511	(404)	1,419
Pension and other post-retirement benefits:
Net loss recognized in other comprehensive (loss) income	(85)	(32)	(85)	(32)
Net actuarial gain amortization	(73)	(95)	(180)	(201)
	(158)	(127)	(265)	(233)

Other comprehensive (loss) income, before tax	(18,624)	19,458	(23,243)	16,068
Income tax benefit (expense) related to items of other comprehensive (loss) income	356	(1,251)	257	(1,052)
Other comprehensive (loss) income, net of tax	(18,268)	18,207	(22,986)	15,016
Comprehensive income	$15,547	$49,067	$45,875	$79,357

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended January 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2021	$548	$340,182	$811,820	$(127,986)	$(60,671)	$963,893
Net income	—	—	33,815	—	—	33,815
Other comprehensive loss, net of tax	—	—	—	—	(18,268)	(18,268)
Issuance of shares of Class A Common Stock under stock plan	—	(1,334)	—	(129)	—	(1,463)
Stock-based compensation expense	—	3,041	—	—	—	3,041
Repurchase of shares of Class A Common Stock	—	—	—	(2,796)	—	(2,796)
Cash dividends on Common Stock:
Class A — $0.2250 per share	—	—	(10,857)	—	—	(10,857)
Class B — $0.2250 per share	—	—	(797)	—	—	(797)
Balances at January 31, 2022	$548	$341,889	$833,981	$(130,911)	$(78,939)	$966,568

	Six months ended January 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2021	$548	$339,125	$788,369	$(109,061)	$(55,953)	$963,028
Net income	—	—	68,861	—	—	68,861
Other comprehensive loss, net of tax	—	—	—	—	(22,986)	(22,986)
Issuance of shares of Class A Common Stock under stock plan	—	(4,521)	—	(130)	—	(4,651)
Tax benefit and withholdings from deferred compensation distributions	—	115	—	—	—	115
Stock-based compensation expense	—	7,170	—	—	—	7,170
Repurchase of shares of Class A Common Stock	—	—	—	(21,720)	—	(21,720)
Cash dividends on Common Stock:
Class A — $0.4500 per share	—	—	(21,715)	—	—	(21,715)
Class B — $0.4334 per share	—	—	(1,534)	—	—	(1,534)
Balances at January 31, 2022	$548	$341,889	$833,981	$(130,911)	$(78,939)	$966,568

	Three months ended January 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2020	$548	$332,121	$726,546	$(109,146)	$(69,668)	$880,401
Net income	—	—	30,860	—	—	30,860
Other comprehensive income, net of tax	—	—	—	—	18,207	18,207
Issuance of shares of Class A Common Stock under stock plan	—	59	—	230	—	289
Stock-based compensation expense	—	1,897	—	—	—	1,897
Repurchase of shares of Class A Common Stock	—	—	—	(873)	—	(873)
Cash dividends on Common Stock:
Class A — $0.2200 per share	—	—	(10,667)	—	—	(10,667)
Class B — $0.2200 per share	—	—	(779)	—	—	(779)
Balances at January 31, 2021	$548	$334,077	$745,960	$(109,789)	$(51,461)	$919,335

	Six months ended January 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2020	$548	$331,761	$704,456	$(107,216)	$(66,477)	$863,072
Net income	—	—	64,341	—	—	64,341
Other comprehensive income, net of tax	—	—	—	—	15,016	15,016
Issuance of shares of Class A Common Stock under stock plan	—	(3,187)	—	1,020	—	(2,167)
Tax benefit and withholdings from deferred compensation distributions	—	32	—	—	—	32
Stock-based compensation expense	—	5,471	—	—	—	5,471
Repurchase of shares of Class A Common Stock	—	—	—	(3,593)	—	(3,593)
Cash dividends on Common Stock:
Class A — $0.4400 per share	—	—	(21,338)	—	—	(21,338)
Class B — $0.4234 per share	—	—	(1,499)	—	—	(1,499)
Balances at January 31, 2021	$548	$334,077	$745,960	$(109,789)	$(51,461)	$919,335

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2022	2021
Operating activities:
Net income	$68,861	$64,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,996	11,421
Stock-based compensation expense	7,170	5,471
Deferred income taxes	(788)	(3,866)
Equity in losses of unconsolidated affiliate	—	505
Other	(812)	121
Changes in operating assets and liabilities:
Accounts receivable	(7,216)	(4,157)
Inventories	(34,360)	15,018
Prepaid expenses and other assets	(1,148)	(2,436)
Accounts payable and accrued liabilities	(25,357)	11,990
Income taxes	982	481
Net cash provided by operating activities	24,328	98,889

Investing activities:
Purchases of property, plant and equipment	(16,440)	(14,511)
Other	59	(1,881)
Net cash used in investing activities	(16,381)	(16,392)

Financing activities:
Payment of dividends	(23,249)	(22,837)
Proceeds from exercise of stock options	374	471
Payments for employee taxes withheld from stock-based awards	(5,025)	(2,638)
Purchase of treasury stock	(21,720)	(3,593)
Proceeds from borrowing on credit facilities	131,216	19,957
Repayment of borrowing on credit facilities	(86,216)	(20,220)
Other	115	32
Net cash used in financing activities	(4,505)	(28,828)

Effect of exchange rate changes on cash	(3,370)	6,276

Net increase in cash and cash equivalents	72	59,945
Cash and cash equivalents, beginning of period	147,335	217,643

Cash and cash equivalents, end of period	$147,407	$277,588

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2022
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2022 and July 31, 2021, its results of operations and comprehensive income for the three and six months ended January 31, 2022 and 2021, and cash flows for the six months ended January 31, 2022 and 2021. The condensed consolidated balance sheet as of July 31, 2021, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." Subject to meeting certain criteria, this guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate ("LIBOR") by the end of 2021. This guidance was effective upon issuance and allowed application to contract changes as early as January 1, 2020. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of January 31, 2022, and July 31, 2021, consisted of the following:

	January 31, 2022	July 31, 2021
Finished products	$102,115	$87,489
Work-in-process	25,211	20,189
Raw materials and supplies	40,130	28,429
Total inventories	$167,456	$136,107

Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $282,808 and $277,246 as of January 31, 2022, and July 31, 2021, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of January 31, 2022 and July 31, 2021, consisted of the following:

	January 31, 2022				July 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$1,799	$(699)	$1,100	3	$1,821	$(356)	$1,465
Customer relationships	9	109,830	(45,076)	64,754	9	110,950	(39,069)	71,881
Technology	5	9,430	(1,318)	8,112	5	9,578	(335)	9,243
Unamortized other intangible assets:
Tradenames	N/A	9,642	—	9,642	N/A	9,745	—	9,745
Total		$130,701	$(47,093)	$83,608		$132,094	$(39,760)	$92,334
The change in the gross carrying amount of other intangible assets as of January 31, 2022 compared to July 31, 2021 was due to the effect of currency fluctuations during the six-month period.
Amortization expense of intangible assets was $3,749 and $1,353 for the three months ended January 31, 2022 and 2021, respectively, and $7,556 and $2,704 for the six months ended January 31, 2022 and 2021, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of January 31, 2022, the Company did not have any finance leases.
Operating lease expense was $4,087 and $4,169 for the three months ended January 31, 2022 and 2021, respectively, and $8,852 and $8,242 for the six months ended January 31, 2022 and 2021, respectively. Operating lease expense was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and six months ended January 31, 2022 and 2021.
Supplemental cash flow information related to the Company's operating leases for the six months ended January 31, 2022 and 2021, was as follows:

	Six months ended January 31,
	2022	2021
Operating cash outflows from operating leases	$9,805	$8,762
Operating lease assets obtained in exchange for new operating lease liabilities	952	3,297

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes the settlements of net investment hedges, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2022:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2021	$729	$1,888	$(58,570)	$(55,953)
Other comprehensive loss before reclassification	(142)	(60)	(22,141)	(22,343)
Amounts reclassified from accumulated other comprehensive loss	(453)	(190)	—	(643)
Ending balance, January 31, 2022	$134	$1,638	$(80,711)	$(78,939)
The increase in accumulated other comprehensive loss as of January 31, 2022 compared to July 31, 2021, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the six-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended January 31, 2021, were as follows:

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
The decrease in accumulated other comprehensive loss as of January 31, 2021, compared to July 31, 2020, was primarily due to the depreciation of the U.S. dollar against certain other currencies during the six-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the six months ended January 31, 2022 and 2021, unrealized (gains) losses on cash flow hedges were reclassified to "Cost of goods sold" and unamortized (gains) losses on post-retirement plans were reclassified into "Investment and other income" on the condensed consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive (loss) income for the three and six months ended January 31, 2022 and 2021:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Income tax benefit (expense) related to items of other comprehensive (loss) income:
Cash flow hedges	$(87)	$47	$(191)	$(1)
Pension and other post-retirement benefits	15	6	15	246
Other income tax adjustments and currency translation	428	(1,304)	433	(1,297)
Income tax benefit (expense) related to items of other comprehensive (loss) income	$356	$(1,251)	$257	$(1,052)

NOTE G — Revenue Recognition
The Company recognizes revenue when control of the product or service transfers to the customer at an amount that represents the consideration expected to be received in exchange for those products and services. The Company’s revenues are primarily from the sale of identification solutions and workplace safety products that are shipped and billed to customers. All revenue is from contracts with customers and is included in “Net sales” on the condensed consolidated statements of income. See Note H, “Segment Information,” for the Company’s disaggregated revenue disclosure.

The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,610 and $2,519 as of January 31, 2022 and July 31, 2021, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $296 and $294 during the three months ended January 31, 2022 and 2021, respectively, and $585 and $591 during the six months ended January 31, 2022 and 2021, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at January 31, 2022, the Company expects to recognize 22% by the end of fiscal 2022, an additional 35% by the end of fiscal 2023, and the remaining balance thereafter.

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
The following is a summary of net sales by segment and geographic region for the three and six months ended January 31, 2022 and 2021:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Net sales:
ID Solutions
Americas	$158,999	$124,970	$323,909	$258,237
Europe	57,274	44,040	114,163	86,622
Asia	28,713	25,217	55,531	47,560
Total	$244,986	$194,227	$493,603	$392,419
Workplace Safety
Americas	$20,131	$20,200	$41,273	$44,231
Europe	41,432	40,165	79,454	81,431
Australia	11,506	11,246	25,200	24,984
Total	$73,069	$71,611	$145,927	$150,646
Total Company
Americas	$179,130	$145,170	$365,182	$302,468
Europe	98,706	84,205	193,617	168,053
Asia-Pacific	40,219	36,463	80,731	72,544
Total	$318,055	$265,838	$639,530	$543,065
The following is a summary of segment profit for the three and six months ended January 31, 2022 and 2021:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Segment profit:
ID Solutions	$44,129	$39,000	$92,945	$79,279
Workplace Safety	4,515	3,463	6,808	11,451
Total Company	$48,644	$42,463	$99,753	$90,730

The following is a reconciliation of segment profit to income before income taxes and losses of unconsolidated affiliate for the three and six months ended January 31, 2022 and 2021:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Total profit from reportable segments	$48,644	$42,463	$99,753	$90,730
Unallocated amounts:
Administrative costs	(5,772)	(5,051)	(12,546)	(11,130)
Investment and other (expense) income	(578)	2,036	(35)	2,191
Interest expense	(252)	(51)	(434)	(157)
Income before income taxes and losses of unconsolidated affiliate	$42,042	$39,397	$86,738	$81,634

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$33,815	$30,860	$68,861	$64,341
Less:
Preferential dividends	—	—	(803)	(808)
Preferential dividends on dilutive stock options	—	—	(8)	(4)
Numerator for basic and diluted income per Class B Voting Common Share	$33,815	$30,860	$68,050	$63,529
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	51,800	52,018	51,887	52,020
Plus: Effect of dilutive equity awards	362	264	412	268
Denominator for diluted income per share for both Class A and Class B	52,162	52,282	52,299	52,288
Net income per Class A Nonvoting Common Share:
Basic	$0.65	$0.59	$1.33	$1.24
Diluted	$0.65	$0.59	$1.32	$1.23
Net income per Class B Voting Common Share:
Basic	$0.65	$0.59	$1.31	$1.22
Diluted	$0.65	$0.59	$1.30	$1.21
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 471,377 and 829,617 for the three months ended January 31, 2022 and 2021, respectively, and 475,489 and 785,181 for the six months ended January 31, 2022 and 2021, respectively.

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

The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2022 and July 31, 2021:

	January 31, 2022	July 31, 2021	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$20,097	$20,135	Level 1
Foreign exchange contracts	372	150	Level 2
Liabilities:
Foreign exchange contracts	165	51	Level 2
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Deferred compensation plan assets: The Company’s deferred compensation investments consist of investments in mutual funds, which are included in "Other assets" on the condensed consolidated balance sheets. These investments were classified as Level 1 as the shares of these investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	January 31, 2022	July 31, 2021
Designated as cash flow hedges	$15,374	$30,724
Non-designated hedges	3,455	3,580
Total foreign exchange contracts	$18,829	$34,304
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of January 31, 2022 and July 31, 2021, unrealized gains of $263 and $770 have been included in OCI, respectively.

The following table summarizes the amount of pre-tax gains and losses related to foreign exchange contracts designated as cash flow hedging instruments:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Gains recognized in OCI	$225	$451	$199	$1,148
Gains (losses) reclassified from OCI into cost of goods sold	36	(60)	604	(271)
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	January 31, 2022		July 31, 2021
	Prepaid expenses and other current assets	Other current liabilities	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$372	$153	$150	$51
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	12	—	—
Total derivative instruments	$372	$165	$150	$51

NOTE L — Income Taxes
The income tax rate for the three and six months ended January 31, 2022, was 19.6% and 20.6%, respectively. The Company expects its ongoing annual income tax rate to be approximately 20% based on its current global business mix and based on tax laws and statutory tax rates currently in effect.
The income tax rate for the three and six months ended January 31, 2021, was 20.8% and 20.6%, respectively.

NOTE M — Subsequent Events
On February 15, 2022, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.225 per share payable on April 29, 2022, to shareholders of record at the close of business on April 8, 2022.
Subsequent to January 31, 2022, the Company has purchased 181,514 shares of its Class A Nonvoting Common Stock under its share repurchase program for an aggregate purchase price of $9.0 million and an average purchase price per share of $49.71. As of February 16, 2022, 1,387,730 shares remained authorized to purchase in connection with this share repurchase program.

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
•Maintaining profitability through pricing mechanisms to mitigate the impacts of supply chain disruptions and inflationary pressures.
•Driving operational excellence and executing sustainable efficiency gains within our selling, general and administrative and global operations structures including insourcing of critical products and manufacturing activities.
•Building on our culture of diversity, equity and inclusion to increase employee engagement and enhance recruitment and retention practices.
Impact of the COVID-19 Pandemic on Our Business
The Company has experienced, and expects to continue to experience, increased freight and input material cost inflation as a result of increased global demand, government-mandated actions in response to COVID-19 and labor shortages. The Company has taken and will continue to take actions to mitigate inflation issues, but thus far has not fully offset the impact of these trends. As a result, these trends have negatively impacted the Company's gross profit margin, and we expect ongoing inflationary pressures and supply chain issues will continue to negatively impact profitability in the second half of fiscal 2022.
We believe we have the financial strength to continue to invest in organic sales growth opportunities, inorganic sales opportunities including acquisitions, sales and marketing, and research and development ("R&D"), while continuing to drive sustainable efficiencies and automation in our operations and selling, general and administrative ("SG&A") functions. At January 31, 2022, we had cash of $147.4 million, as well as a credit facility with $115.3 million available for future borrowing, which can be increased up to $315.3 million at the Company's option and subject to certain conditions, for total available liquidity of approximately $462.7 million.
We believe that our financial resources and liquidity levels including the remaining undrawn amount of the credit facility and our ability to increase that credit line as necessary are sufficient to manage the continuing impact of the COVID-19 pandemic, including the spread of variants that could result in additional government actions around the world to contain the virus or prevent further spread which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2021, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations
The comparability of the operating results for the three and six months ended January 31, 2022, to the prior year has been impacted by the following acquisitions:

Acquisitions	Segment	Date Completed
Magicard Holdings Limited ("Magicard")	IDS	May 2021
Nordic ID Oyj ("Nordic ID")	IDS	May 2021
The Code Corporation ("Code")	IDS	June 2021
A comparison of results of operating income for the three and six months ended January 31, 2022 and 2021, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2022	% Sales	2021	% Sales	2022	% Sales	2021	% Sales
Net sales	$318,055		$265,838		$639,530		$543,065
Gross margin	149,362	47.0%	129,522	48.7%	304,350	47.6%	264,950	48.8%
Operating expenses:
Research and development	13,965	4.4%	9,876	3.7%	27,872	4.4%	20,079	3.7%
Selling, general and administrative	92,525	29.1%	82,234	30.9%	189,271	29.6%	165,271	30.4%
Total operating expenses	106,490	33.5%	92,110	34.6%	217,143	34.0%	185,350	34.1%
Operating income	$42,872	13.5%	$37,412	14.1%	$87,207	13.6%	$79,600	14.7%
References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with GAAP, excluding the impact of foreign currency translation and sales recorded from acquired companies prior to the first anniversary date of their acquisition which, for the periods reported in this Form 10-Q, includes each of Magicard, Nordic ID and Code. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.
Net sales for the three months ended January 31, 2022, increased 19.6% to $318.1 million, compared to $265.8 million in the same period in the prior year. The increase consisted of organic sales growth of 13.1%, sales growth from acquisitions of 8.6% and a decrease from foreign currency translation of 2.1%. Organic sales grew 16.0% in the IDS segment and 5.2% in the WPS segment during the three months ended January 31, 2022, compared to the same period in the prior year.
In the first quarter of fiscal 2021, the IDS business began to recover from a decline in sales due to the impacts of the COVID-19 pandemic on a large demographic of our customers and the overall global economy, while the WPS segment realized strong organic sales growth due to increased sales of personal protective equipment and other pandemic-related products. As a result, the recovery from the COVID-19 pandemic had a significant impact on year-to-date organic sales through the second quarter of fiscal 2022, with the impact varying between the IDS and WPS businesses due to sales patterns realized during the height of the pandemic in fiscal 2021.
Net sales for the six months ended January 31, 2022, increased 17.8% to $639.5 million, compared to $543.1 million in the same period in the prior year. The increase consisted of organic sales growth of 10.0%, sales growth from acquisitions of 8.5% and a decrease from foreign currency translation of 0.7%. Organic sales increased 14.6% in the IDS segment and declined 2.0% in the WPS segment during the six months ended January 31, 2022, compared to the same period in the prior year.
Gross margin increased 15.3% to $149.4 million in the three months ended January 31, 2022, compared to $129.5 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 47.0% compared to 48.7% in the same period in the prior year. Gross margin increased 14.9% to $304.4 million for the six months ended January 31, 2022, compared to $265.0 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 47.6% compared to 48.8% in the same period in the prior year. The decrease in gross margin as a percentage of net sales was primarily due to an increase in the cost of materials, labor and freight, which was partially mitigated by our ongoing efforts to streamline manufacturing processes, drive sustainable operational efficiencies and increase prices.
R&D expenses increased 41.4% to $14.0 million and increased 38.8% to $27.9 million for the three and six months ended January 31, 2022, respectively, compared to $9.9 million and $20.1 million in the same periods in the prior year. The increase in R&D spending for both the three and six-month periods was primarily due to the acquisitions of Code and Nordic ID, as these companies operate with a greater amount of R&D spend as a percentage of net sales compared to Brady's organic business. In addition, R&D headcount increased in the IDS business. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers, materials, and the building out of a comprehensive industrial track and trace solution continue to be the primary focus of R&D expenditures for the remainder of fiscal 2022.
SG&A expenses include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other general and administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses increased 12.5% to $92.5 million in the three months ended January 31, 2022, compared to $82.2 million in the same period in the prior year. As a percentage of net sales, SG&A decreased to 29.1% compared to 30.9% in the same period in the prior year. The increase in SG&A expenses was primarily due to the acquisitions of Code, Magicard and Nordic ID, and to a lesser extent an increase in sales and marketing personnel in the IDS business and increased personnel costs in the WPS business.
SG&A expenses increased 14.5% to $189.3 million for the six months ended January 31, 2022, compared to $165.3 million in the same period in the prior year. As a percentage of net sales, SG&A expense decreased to 29.6% from 30.4% in the same period in the prior year. The increase in SG&A expense was primarily due to the acquisitions of Code, Magicard and Nordic ID, and to a lesser extent an increase in personnel costs and advertising costs in both the IDS and WPS businesses. The decrease in SG&A expense as a percentage of sales for the three and six month periods ended January 31, 2022, was primarily due to ongoing efficiency activities throughout SG&A.
Operating income increased 14.6% to $42.9 million and increased 9.6% to $87.2 million for the three and six months ended January 31, 2022, respectively, compared to $37.4 million and $79.6 million in the same periods in the prior year. The increase in operating income in both the three and six-month periods was primarily due to the increase in segment profit in the IDS segment as a result of organic sales growth.
OPERATING INCOME TO NET INCOME

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2022	% Sales	2021	% Sales	2022	% Sales	2021	% Sales
Operating income	$42,872	13.5%	$37,412	14.1%	$87,207	13.6%	$79,600	14.7%
Other (expense) income:
Investment and other (expense) income	(578)	(0.2)%	2,036	0.8%	(35)	—%	2,191	0.4%
Interest expense	(252)	(0.1)%	(51)	—%	(434)	(0.1)%	(157)	—%
Income before income tax and losses of unconsolidated affiliate	42,042	13.2%	39,397	14.8%	86,738	13.6%	81,634	15.0%
Income tax expense	8,227	2.6%	8,206	3.1%	17,877	2.8%	16,788	3.1%
Income before losses of unconsolidated affiliate	33,815	10.6%	31,191	11.7%	68,861	10.8%	64,846	11.9%
Equity in losses of unconsolidated affiliate	—	—%	(331)	(0.1)%	—	—%	(505)	(0.1)%
Net income	$33,815	10.6%	$30,860	11.6%	$68,861	10.8%	$64,341	11.8%
Investment and other (expense) income was a net expense of $0.6 million and investment and other (expense) income was a net income of $2.0 million for the three months ended January 31, 2022 and 2021, respectively. Investment and other (expense) income was a net expense of $0.0 million and a net income of $2.2 million for the six months ended January 31, 2022 and 2021, respectively. The decrease in the three-month and six-month period was primarily due to a decrease in the market value of securities held in deferred compensation plans.
Interest expense increased to $0.3 million and $0.4 million for the three and six months ended January 31, 2022, respectively, compared to $0.1 million and $0.2 million in the same periods in the prior year. The increase in interest expense for both the three and six-month periods was due to increased borrowing on our credit facility compared to the same period in the prior year.
The Company's income tax rate was 19.6% and 20.8% for the three months ended January 31, 2022 and 2021, respectively, and the income tax rate was 20.6% for both of the six months ended January 31, 2022 and 2021. Refer to Note L, "Income Taxes" for additional information on the Company's income tax rates.
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
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other (expense) income, income tax expense, equity in losses of unconsolidated affiliate, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three and six months ended January 31, 2022 and 2021:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
SALES GROWTH INFORMATION
ID Solutions
Organic	16.0%	(6.9)%	14.6%	(7.6)%
Acquisitions	11.8%	—%	11.7%	—%
Currency	(1.7)%	1.5%	(0.5)%	1.0%
Total	26.1%	(5.4)%	25.8%	(6.6)%
Workplace Safety
Organic	5.2%	(4.8)%	(2.0)%	0.4%
Currency	(3.2)%	5.2%	(1.1)%	4.8%
Total	2.0%	0.4%	(3.1)%	5.2%
Total Company
Organic	13.1%	(6.3)%	10.0%	(5.6)%
Acquisitions	8.6%	—%	8.5%	—%
Currency	(2.1)%	2.4%	(0.7)%	2.0%
Total	19.6%	(3.9)%	17.8%	(3.6)%
SEGMENT PROFIT
ID Solutions	$44,129	$39,000	$92,945	$79,279
Workplace Safety	4,515	3,463	6,808	11,451
Total	$48,644	$42,463	$99,753	$90,730
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	18.0%	20.1%	18.8%	20.2%
Workplace Safety	6.2%	4.8%	4.7%	7.6%
Total	15.3%	16.0%	15.6%	16.7%
ID Solutions
IDS net sales increased 26.1% to $245.0 million for the three months ended January 31, 2022, compared to $194.2 million in the same period in the prior year, which consisted of organic sales growth of 16.0%, sales growth from acquisitions of 11.8% and a decrease from foreign currency translation of 1.7%. IDS net sales increased 25.8% to $493.6 million for the six months ended January 31, 2022, compared to $392.4 million in the same period in the prior year, which consisted of organic sales growth of 14.6%, sales growth from acquisitions of 11.7% and a decrease from foreign currency translation of 0.5%. Organic sales grew in all major product lines with growth in the safety and facility identification, wire identification, product identification and healthcare identification in the six months ended January 31, 2022. Organic sales increased in the mid-teens in all three regions of the IDS business in both the three and six months ended January 31, 2022, compared to the same periods in the prior year. Organic sales grew in all major product lines and in all geographies as our businesses continue to recover from the economic slowdown caused by the COVID-19 pandemic.
Segment profit increased 13.2% to $44.1 million for the three months ended January 31, 2022, compared to $39.0 million in the same period in the prior year. Segment profit increased 17.2% to $92.9 million for the six months ended January 31, 2022, compared to $79.3 million in the same period in the prior year. As a percentage of net sales, segment profit decreased to 18.0% from 20.1% for the three-month period, and segment profit decreased to 18.8% from 20.2% for the six-month period ended January 31, 2022 compared to the same periods in the prior year. The decrease in segment profit as a percentage of net sales was primarily due to gross margin compression resulting from an increase in the cost of materials, labor and freight, as well as incremental amortization expense of $2.4 million and $4.9 million in the three and six months ended January 31, 2022, respectively, which was partially offset by pricing actions, compared to the same periods in the prior year.

Workplace Safety
WPS net sales increased 2.0% to $73.1 million for the three months ended January 31, 2022, compared to $71.6 million in the same period in the prior year, which consisted of organic sales growth of 5.2% and a decrease from foreign currency translation of 3.2%. Both digital sales and catalog channel sales increased in the mid-single digits organically in the three-month period ended January 31, 2022.
WPS net sales decreased 3.1% to $145.9 million for the six months ended January 31, 2022, compared to $150.6 million in the same period in the prior year, which consisted of an organic sales decline of 2.0% and a decrease from foreign currency translation of 1.1%. The economic effect of the COVID-19 pandemic had a significant impact on organic sales trends during the prior year. The WPS business realized strong organic sales growth through the first quarter of fiscal 2021 due to increased sales of personal protective equipment and other pandemic-related products. As a result, WPS organic sales declined year-to-date in fiscal 2022 primarily due to the decrease in demand for and sales of COVID-19 products. Both digital and catalog channel sales decreased in the low-single digits organically in the six-month period ended January 31, 2022.
Organic sales in Europe increased in the high-single digits in the three months ended January 31, 2022, compared to the same period in the prior year. Organic sales in Europe were essentially flat in the six months ended January 31, 2022, compared to the same period in prior year. Digital sales increased in the mid-single digits and catalog channel sales increased in the high-single digits in the three-month period, and both digital sales and catalog channel sales were essentially flat in the six-month period ended January 31, 2022.
Organic sales in North America were essentially flat in the three months ended January 31, 2022, compared to the same period in the prior year. Digital sales increased in the mid-single digits, and sales through the catalog channel decreased in the low-single digits in the three months ended January 31, 2022. Organic sales in North America declined in the mid-single digits in the six months ended January 31, 2022, compared to the same period in the prior year. Digital sales decreased in the mid-single digits and catalog channel sales decreased in the high-single digits in the six-month period ended January 31, 2022.
Organic sales in Australia increased in the mid-single digits in the three months ended January 31, 2022 and increased in the low-single digits in the six-month period ended January 31, 2022, compared to the same period in the prior year. Digital sales increased in the high-single digits and catalog channel sales increased in the mid-single digits in the three months ended January 31, 2022, compared to the same period in the prior year. Digital sales were essentially flat and catalog channel sales increased in the low-single digits in the six months ended January 31, 2022, compared to the same period in the prior year.
Segment profit increased 30.4% to $4.5 million from $3.5 million, and as a percentage of net sales, segment profit increased to 6.2% from 4.8% for the three months ended January 31, 2022, compared to the same period in the prior year. The increase in segment profit in the three-month period was due to the increase in sales volumes as compared to the prior year. Segment profit decreased 40.5% to $6.8 million from $11.5 million and as a percentage of net sales, segment profit decreased to 4.7% from 7.6% for the six months ended January 31, 2022, compared to the same period in the prior year. The decrease in segment profit in the six-month period was due to the decrease in sales volumes as compared to prior year as well as gross margin compression due to an increase in the cost of materials, labor and freight.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2022, approximately 93% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.

Cash Flows
Cash and cash equivalents were $147.4 million at January 31, 2022, an increase of $0.1 million from July 31, 2021. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2022	2021
Net cash flow provided by (used in):
Operating activities	$24,328	$98,889
Investing activities	(16,381)	(16,392)
Financing activities	(4,505)	(28,828)
Effect of exchange rate changes on cash	(3,370)	6,276
Net increase in cash and cash equivalents	$72	$59,945
Net cash provided by operating activities was $24.3 million for the six months ended January 31, 2022, compared to $98.9 million in the same period of the prior year. The decrease was primarily due to cash outflows for inventory purchases in order to reduce the risk of supply chain disruption. In addition, annual incentive compensation payments were higher in the current six-month period than they were the same period in the prior year.
Net cash used in investing activities was $16.4 million in both the six months ended January 31, 2022 and 2021, which consisted primarily of capital expenditures in both periods.
Net cash used in financing activities was $4.5 million in the six months ended January 31, 2022, which consisted of dividend payments of $23.2 million, share repurchases of $21.7 million, and tax withholding from stock-based awards of $5.0 million, partially offset by $45.0 million net borrowing on the credit facility. Net cash used in financing activities in the six months ended January 31, 2021 of $28.8 million primarily consisted of dividend payments of $22.8 million and share repurchases of $3.6 million.
Credit Facilities
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million.
On December 21, 2021, the Company and certain of its subsidiaries entered into an amendment to the revolving loan agreement, which amends the revolving loan agreement dated as of August 1, 2019. The amendment amends the revolving loan agreement to, among other things, (a) change the interest rate under the revolving loan agreement for borrowings (i) denominated in British Pounds from the London Inter-bank Offered Rate ("LIBOR") to a daily simple SONIA-based rate, (ii) denominated in Euro from a LIBOR-based rate to a rate based on the Euro Interbank Offered Rate and (iii) denominated in Japanese Yen from a LIBOR-based rate to a rate based on the Tokyo Interbank Offered Rate, in each of the foregoing cases subject to certain adjustments specified in the revolving loan agreement; and (b) provide mechanics relating to a transition away from U.S. dollar LIBOR (with respect to borrowings denominated in U.S. dollars) and the designated benchmarks for the other eligible currencies as benchmark interest rates and the replacement of any such benchmark by a replacement benchmark rate. The amendment to the revolving loan agreement did not have a material impact on the interest rate or related balances in the Company's consolidated financial statements.
As of January 31, 2022, the outstanding balance on the Company's revolving loan agreement was $83.0 million. The maximum amount outstanding on the credit facility during the six months ended January 31, 2022 was $93.4 million. The borrowings bear interest at 0.86% as of January 31, 2022. The Company had letters of credit outstanding under the loan agreement of $1.7 million as of January 31, 2022, and there was $115.3 million available for future borrowing, which can be increased to $315.3 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's revolving loan agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of

January 31, 2022, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.33 to 1.0 and the interest expense coverage ratio equal to 322.7 to 1.0.
Other Commitments
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a share repurchase program for the Company's Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes. On September 1, 2021, Brady’s Board of Directors authorized an increase in the Company’s share buyback program, bringing the amount of the Company’s Class A Common Stock authorized for repurchase up to a total of two million shares, inclusive of the shares in the existing share buyback program. The current share repurchase program has no expiration date. As of January 31, 2022, 1,569,244 shares remained authorized to purchase in connection with this share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended January 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
November 1, 2021 - November 30, 2021	43,277	$49.90	43,277	1,581,723
December 1, 2021 - December 31, 2021	—	—	—	1,581,723
January 1, 2022 - January 31, 2022	12,479	50.98	12,479	1,569,244
Total	55,756	$50.14	55,756	1,569,244

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
First Amendment to Credit Agreement, dated as of December 21, 2021, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent (incorporated by reference to Registrant's Current report on Form 8-K filed December 22, 2021).

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

SIGNATURES

BRADY CORPORATION

Date: February 17, 2022	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2022	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)