Form 10-Q
period 2022-04-30
BRADY CORP
filed 2022-05-26
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 24, 2022, there were 46,687,050 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2022	July 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,068	$147,335
Accounts receivable, net of allowances for credit losses of $7,891 and $7,306, respectively	186,843	170,579
Inventories	177,156	136,107
Prepaid expenses and other current assets	12,550	11,083
Total current assets	479,617	465,104
Property, plant and equipment—net	125,014	121,741
Goodwill	591,780	614,137
Other intangible assets	78,238	92,334
Deferred income taxes	14,804	16,343
Operating lease assets	30,466	41,880
Other assets	24,325	26,217
Total	$1,344,244	$1,377,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,567	$82,152
Accrued compensation and benefits	70,195	81,173
Taxes, other than income taxes	12,910	13,054
Accrued income taxes	4,264	3,915
Current operating lease liabilities	15,619	17,667
Other current liabilities	61,215	59,623
Total current liabilities	243,770	257,584
Long-term debt	77,000	38,000
Long-term operating lease liabilities	17,591	28,347
Other liabilities	91,645	90,797
Total liabilities	430,006	414,728
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 46,890,714 and 48,528,245 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	343,854	339,125
Retained earnings	862,583	788,369
Treasury stock—4,370,773 and 2,733,242 shares, respectively, of Class A nonvoting common stock, at cost	(193,859)	(109,061)
Accumulated other comprehensive loss	(98,888)	(55,953)
Total stockholders’ equity	914,238	963,028
Total	$1,344,244	$1,377,756

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Net sales	$338,551	$295,503	$978,081	$838,568
Cost of goods sold	174,525	146,656	509,705	424,771
Gross margin	164,026	148,847	468,376	413,797
Operating expenses:
Research and development	14,923	11,305	42,795	31,384
Selling, general and administrative	96,214	90,817	285,485	256,088
Total operating expenses	111,137	102,122	328,280	287,472
Operating income	52,889	46,725	140,096	126,325
Other (expense) income:
Investment and other (expense) income	(1,308)	1,181	(1,343)	3,372
Interest expense	(329)	(131)	(763)	(288)
Income before income taxes and losses of unconsolidated affiliate	51,252	47,775	137,990	129,409
Income tax expense	11,198	10,229	29,075	27,017
Income before losses of unconsolidated affiliate	40,054	37,546	108,915	102,392
Equity in losses of unconsolidated affiliate	—	(255)	—	(760)
Net income	$40,054	$37,291	$108,915	$101,632
Net income per Class A Nonvoting Common Share:
Basic	$0.78	$0.72	$2.11	$1.95
Diluted	$0.78	$0.71	$2.09	$1.94
Net income per Class B Voting Common Share:
Basic	$0.78	$0.72	$2.09	$1.94
Diluted	$0.78	$0.71	$2.08	$1.93
Weighted average common shares outstanding:
Basic	51,326	52,050	51,700	52,030
Diluted	51,568	52,449	52,055	52,341

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Net income	$40,054	$37,291	$108,915	$101,632
Other comprehensive (loss) income:
Foreign currency translation adjustments	(20,180)	2,891	(42,754)	17,773

Cash flow hedges:
Net gain recognized in other comprehensive (loss) income	475	118	674	1,266
Reclassification adjustment for gains included in net income	(44)	(292)	(647)	(21)
	431	(174)	27	1,245
Pension and other post-retirement benefits:
Net loss recognized in other comprehensive (loss) income	—	—	(85)	(32)
Net actuarial gain amortization	(95)	(105)	(275)	(306)
	(95)	(105)	(360)	(338)

Other comprehensive (loss) income, before tax	(19,844)	2,612	(43,087)	18,680
Income tax (expense) benefit related to items of other comprehensive (loss) income	(105)	301	152	(751)
Other comprehensive (loss) income, net of tax	(19,949)	2,913	(42,935)	17,929
Comprehensive income	$20,105	$40,204	$65,980	$119,561

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended April 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2022	$548	$341,889	$833,981	$(130,911)	$(78,939)	$966,568
Net income	—	—	40,054	—	—	40,054
Other comprehensive loss, net of tax	—	—	—	—	(19,949)	(19,949)
Issuance of shares of Class A Common Stock under stock plan	—	(18)	—	262	—	244
Stock-based compensation expense	—	1,983	—	—	—	1,983
Repurchase of shares of Class A Common Stock	—	—	—	(63,210)	—	(63,210)
Cash dividends on Common Stock:
Class A — $0.2250 per share	—	—	(10,655)	—	—	(10,655)
Class B — $0.2250 per share	—	—	(797)	—	—	(797)
Balances at April 30, 2022	$548	$343,854	$862,583	$(193,859)	$(98,888)	$914,238

	Nine months ended April 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2021	$548	$339,125	$788,369	$(109,061)	$(55,953)	$963,028
Net income	—	—	108,915	—	—	108,915
Other comprehensive loss, net of tax	—	—	—	—	(42,935)	(42,935)
Issuance of shares of Class A Common Stock under stock plan	—	(4,539)	—	132	—	(4,407)
Tax benefit and withholdings from deferred compensation distributions	—	115	—	—	—	115
Stock-based compensation expense	—	9,153	—	—	—	9,153
Repurchase of shares of Class A Common Stock	—	—	—	(84,930)	—	(84,930)
Cash dividends on Common Stock:
Class A — $0.6750 per share	—	—	(32,370)	—	—	(32,370)
Class B — $0.6584 per share	—	—	(2,331)	—	—	(2,331)
Balances at April 30, 2022	$548	$343,854	$862,583	$(193,859)	$(98,888)	$914,238

	Three months ended April 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2021	$548	$334,077	$745,960	$(109,789)	$(51,461)	$919,335
Net income	—	—	37,291	—	—	37,291
Other comprehensive income, net of tax	—	—	—	—	2,913	2,913
Issuance of shares of Class A Common Stock under stock plan	—	348	—	661	—	1,009
Stock-based compensation expense	—	2,532	—	—	—	2,532
Repurchase of shares of Class A Common Stock	—	—	—	—	—	—
Cash dividends on Common Stock:
Class A — $0.2200 per share	—	—	(10,675)	—	—	(10,675)
Class B — $0.2200 per share	—	—	(779)	—	—	(779)
Balances at April 30, 2021	$548	$336,957	$771,797	$(109,128)	$(48,548)	$951,626

	Nine months ended April 30, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2020	$548	$331,761	$704,456	$(107,216)	$(66,477)	$863,072
Net income	—	—	101,632	—	—	101,632
Other comprehensive income, net of tax	—	—	—	—	17,929	17,929
Issuance of shares of Class A Common Stock under stock plan	—	(2,839)	—	1,681	—	(1,158)
Tax benefit and withholdings from deferred compensation distributions	—	32	—	—	—	32
Stock-based compensation expense	—	8,003	—	—	—	8,003
Repurchase of shares of Class A Common Stock	—	—	—	(3,593)	—	(3,593)
Cash dividends on Common Stock:
Class A — $0.6600 per share	—	—	(32,013)	—	—	(32,013)
Class B — $0.6434 per share	—	—	(2,278)	—	—	(2,278)
Balances at April 30, 2021	$548	$336,957	$771,797	$(109,128)	$(48,548)	$951,626

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2022	2021
Operating activities:
Net income	$108,915	$101,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,448	17,240
Stock-based compensation expense	9,153	8,003
Deferred income taxes	2,858	(3,957)
Equity in losses of unconsolidated affiliate	—	760
Other	(1,080)	(1,186)
Changes in operating assets and liabilities:
Accounts receivable	(26,438)	(13,247)
Inventories	(47,784)	15,210
Prepaid expenses and other assets	(932)	(2,584)
Accounts payable and accrued liabilities	(5,584)	39,244
Income taxes	680	(6,207)
Net cash provided by operating activities	65,236	154,908

Investing activities:
Purchases of property, plant and equipment	(22,130)	(21,411)
Other	59	2,567
Net cash used in investing activities	(22,071)	(18,844)

Financing activities:
Payment of dividends	(34,701)	(34,290)
Proceeds from exercise of stock options	663	1,612
Payments for employee taxes withheld from stock-based awards	(5,070)	(2,772)
Purchase of treasury stock	(84,930)	(3,593)
Proceeds from borrowing on credit facilities	155,216	19,957
Repayment of borrowing on credit facilities	(116,216)	(20,220)
Other	3,276	32
Net cash used in financing activities	(81,762)	(39,274)

Effect of exchange rate changes on cash	(5,670)	7,368

Net (decrease) increase in cash and cash equivalents	(44,267)	104,158
Cash and cash equivalents, beginning of period	147,335	217,643

Cash and cash equivalents, end of period	$103,068	$321,801

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2022
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2022 and July 31, 2021, its results of operations and comprehensive income for the three and nine months ended April 30, 2022 and 2021, and cash flows for the nine months ended April 30, 2022 and 2021. The condensed consolidated balance sheet as of July 31, 2021, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
Standards not yet adopted
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” The guidance is effective for fiscal years beginning after December 15, 2022. The Company does not currently expect a material impact to the financial statements or disclosures from the adoption of this standard.

NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of April 30, 2022, and July 31, 2021, consisted of the following:

	April 30, 2022	July 31, 2021
Finished products	$103,887	$87,489
Work-in-process	27,403	20,189
Raw materials and supplies	45,866	28,429
Total inventories	$177,156	$136,107
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $272,324 and $277,246 as of April 30, 2022, and July 31, 2021, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of April 30, 2022 and July 31, 2021, consisted of the following:

	April 30, 2022				July 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$1,761	$(854)	$907	3	$1,821	$(356)	$1,465
Customer relationships	9	105,867	(45,458)	60,409	9	110,950	(39,069)	71,881
Technology	5	9,208	(1,773)	7,435	5	9,578	(335)	9,243
Unamortized other intangible assets:
Tradenames	N/A	9,487	—	9,487	N/A	9,745	—	9,745
Total		$126,323	$(48,085)	$78,238		$132,094	$(39,760)	$92,334
The change in the gross carrying amount of other intangible assets as of April 30, 2022 compared to July 31, 2021 was primarily due to the effect of currency fluctuations during the nine-month period.
Amortization expense of intangible assets was $3,735 and $1,352 for the three months ended April 30, 2022 and 2021, respectively, and $11,291 and $4,056 for the nine months ended April 30, 2022 and 2021, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of April 30, 2022, the Company did not have any finance leases.
Operating lease expense was $4,346 and $4,714 for the three months ended April 30, 2022 and 2021, respectively, and $13,198 and $12,956 for the nine months ended April 30, 2022 and 2021, respectively. Operating lease expense was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and nine months ended April 30, 2022 and 2021.

Supplemental cash flow information related to the Company's operating leases for the nine months ended April 30, 2022 and 2021, was as follows:

	Nine months ended April 30,
	2022	2021
Operating cash outflows from operating leases	$14,582	$13,965
Operating lease assets obtained in exchange for new operating lease liabilities	2,553	5,832

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes the settlements of net investment hedges, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2022:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2021	$729	$1,888	$(58,570)	$(55,953)
Other comprehensive income (loss) before reclassification	307	(59)	(42,408)	(42,160)
Amounts reclassified from accumulated other comprehensive loss	(486)	(289)	—	(775)
Ending balance, April 30, 2022	$550	$1,540	$(100,978)	$(98,888)
The increase in accumulated other comprehensive loss as of April 30, 2022 compared to July 31, 2021, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the nine-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended April 30, 2021, were as follows:

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
The decrease in accumulated other comprehensive loss as of April 30, 2021, compared to July 31, 2020, was primarily due to the depreciation of the U.S. dollar against certain other currencies during the nine-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the nine months ended April 30, 2022 and 2021, unrealized gains on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the condensed consolidated statements of income.

The following table illustrates the income tax (expense) benefit on the components of other comprehensive (loss) income for the three and nine months ended April 30, 2022 and 2021:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Income tax (expense) benefit related to items of other comprehensive (loss) income:
Cash flow hedges	$(15)	$(71)	$(206)	$(72)
Pension and other post-retirement benefits	(3)	—	12	246
Other income tax adjustments and currency translation	(87)	372	346	(925)
Income tax (expense) benefit related to items of other comprehensive (loss) income:	$(105)	$301	$152	$(751)

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
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,687 and $2,519 as of April 30, 2022 and July 31, 2021, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $297 and $291 during the three months ended April 30, 2022 and 2021, respectively, and $882 during the nine months ended April 30, 2022 and April 30, 2021, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at April 30, 2022, the Company expects to recognize 11% by the end of fiscal 2022, an additional 38% by the end of fiscal 2023, and the remaining balance thereafter.

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

The following is a summary of net sales by segment and geographic region for the three and nine months ended April 30, 2022 and 2021:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Net sales:
ID Solutions
Americas	$175,648	$143,348	$499,557	$401,585
Europe	63,163	50,416	177,326	137,038
Asia	25,313	24,301	80,844	71,861
Total	$264,124	$218,065	$757,727	$610,484
Workplace Safety
Americas	$21,618	$21,425	$62,891	$65,656
Europe	39,646	42,491	119,100	123,922
Australia	13,163	13,522	38,363	38,506
Total	$74,427	$77,438	$220,354	$228,084
Total Company
Americas	$197,266	$164,773	$562,448	$467,241
Europe	102,809	92,907	296,426	260,960
Asia-Pacific	38,476	37,823	119,207	110,367
Total	$338,551	$295,503	$978,081	$838,568
The following is a summary of segment profit for the three and nine months ended April 30, 2022 and 2021:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Segment profit:
ID Solutions	$53,962	$47,539	$146,907	$126,818
Workplace Safety	7,109	5,656	13,917	17,107
Total Company	$61,071	$53,195	$160,824	$143,925
The following is a reconciliation of segment profit to income before income taxes and losses of unconsolidated affiliate for the three and nine months ended April 30, 2022 and 2021:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Total profit from reportable segments	$61,071	$53,195	$160,824	$143,925
Unallocated amounts:
Administrative costs	(8,182)	(6,470)	(20,728)	(17,600)
Investment and other (expense) income	(1,308)	1,181	(1,343)	3,372
Interest expense	(329)	(131)	(763)	(288)
Income before income taxes and losses of unconsolidated affiliate	$51,252	$47,775	$137,990	$129,409

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$40,054	$37,291	$108,915	$101,632
Less:
Preferential dividends	—	—	(803)	(808)
Preferential dividends on dilutive stock options	—	—	(8)	(4)
Numerator for basic and diluted income per Class B Voting Common Share	$40,054	$37,291	$108,104	$100,820
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	51,326	52,050	51,700	52,030
Plus: Effect of dilutive equity awards	242	399	355	311
Denominator for diluted income per share for both Class A and Class B	51,568	52,449	52,055	52,341
Net income per Class A Nonvoting Common Share:
Basic	$0.78	$0.72	$2.11	$1.95
Diluted	$0.78	$0.71	$2.09	$1.94
Net income per Class B Voting Common Share:
Basic	$0.78	$0.72	$2.09	$1.94
Diluted	$0.78	$0.71	$2.08	$1.93
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 526,603 and 239,707 for the three months ended April 30, 2022 and 2021, respectively, and 492,527 and 603,356 for the nine months ended April 30, 2022 and 2021, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2022 and July 31, 2021:

	April 30, 2022	July 31, 2021	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$18,529	$20,135	Level 1
Foreign exchange contracts	433	150	Level 2
Liabilities:
Foreign exchange contracts	433	51	Level 2

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	April 30, 2022	July 31, 2021
Designated as cash flow hedges	$7,690	$30,724
Non-designated hedges	20,342	3,580
Total foreign exchange contracts	$28,032	$34,304
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of April 30, 2022 and July 31, 2021, unrealized gains of $694 and $770 have been included in OCI, respectively.
The following table summarizes the amount of pre-tax gains and losses related to foreign exchange contracts designated as cash flow hedging instruments:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Gains recognized in OCI	$475	$118	$674	$1,266
Gains reclassified from OCI into cost of goods sold	44	292	647	21

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	April 30, 2022		July 31, 2021
	Prepaid expenses and other current assets	Other current liabilities	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$433	$—	$150	$51
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	433	—	—
Total derivative instruments	$433	$433	$150	$51

NOTE L — Income Taxes
The income tax rate for the three months ended April 30, 2022 and 2021, was 21.8% and 21.4%, respectively. The income tax rate for the nine months ended April 30, 2022 and 2021, was 21.1% and 20.9%, respectively. The Company expects its ongoing annual income tax rate to be approximately 20% based on its current global business mix and based on tax laws and statutory tax rates currently in effect.

NOTE M — Subsequent Events
On May 24, 2022, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.225 per share payable on July 29, 2022, to shareholders of record at the close of business on July 8, 2022.
Subsequent to April 30, 2022, the Company has purchased 203,664 shares of its Class A Nonvoting Common Stock under its share repurchase program for an aggregate purchase price of $9.3 million and an average purchase price per share of $45.71, which fully exhausted all shares available for repurchase under the existing repurchase program.
On May 24, 2022, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of up to $100.0 million of the Company's Class A Nonvoting Common Stock. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. The repurchased shares will be available for use in connection with the Company's stock-based plans and for other corporate purposes.

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
Impact of the COVID-19 Pandemic and other Global Geopolitical Events on Our Business
The Company has experienced, and expects to continue to experience, increased freight and input material cost inflation as a result of increased global demand, disruptions caused by COVID-19 and government-mandated actions in response to COVID-19, the conflict in the Ukraine, as well as labor shortages. The Company has taken and will continue to take actions to mitigate inflation issues, but thus far has not fully offset the impact of these trends partially due to advance notice requirements of certain distributors. As a result, these trends have negatively impacted the Company's gross profit margin, and we expect ongoing inflationary pressures and supply chain issues will continue to negatively impact profitability in the fourth quarter of fiscal 2022.
We believe we have the financial strength to continue to invest in organic sales growth opportunities including sales, marketing, and research and development ("R&D") and inorganic sales opportunities including acquisitions, while continuing to drive sustainable efficiencies and automation in our operations and selling, general and administrative ("SG&A") functions. At April 30, 2022, we had cash of $103.1 million, as well as a credit facility with $121.3 million available for future borrowing, which can be increased up to $321.3 million at the Company's option and subject to certain conditions, for total available liquidity of approximately $424.4 million.
We believe that our financial resources and liquidity levels including the remaining undrawn amount of the credit facility and our ability to increase that credit line as necessary are sufficient to manage the continuing impact of geopolitical events including supply chain disruptions as a result of the conflict in the Ukraine as well as the COVID-19 pandemic, including the spread of variants that could result in additional government actions around the world to contain the virus or prevent further spread which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2021, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations
The comparability of the operating results for the three and nine months ended April 30, 2022 to the prior year has been impacted by the following acquisitions:

Acquisitions	Segment	Date Completed
Magicard Holdings Limited ("Magicard")	IDS	May 2021
Nordic ID Oyj ("Nordic ID")	IDS	May 2021
The Code Corporation ("Code")	IDS	June 2021
A comparison of results of operating income for the three and nine months ended April 30, 2022 and 2021, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2022	% Sales	2021	% Sales	2022	% Sales	2021	% Sales
Net sales	$338,551		$295,503		$978,081		$838,568
Gross margin	164,026	48.4%	148,847	50.4%	468,376	47.9%	413,797	49.3%
Operating expenses:
Research and development	14,923	4.4%	11,305	3.8%	42,795	4.4%	31,384	3.7%
Selling, general and administrative	96,214	28.4%	90,817	30.7%	285,485	29.2%	256,088	30.5%
Total operating expenses	111,137	32.8%	102,122	34.6%	328,280	33.6%	287,472	34.3%
Operating income	$52,889	15.6%	$46,725	15.8%	$140,096	14.3%	$126,325	15.1%
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
Net sales for the three months ended April 30, 2022 increased 14.6% to $338.6 million, compared to $295.5 million in the same period in the prior year. The increase consisted of organic sales growth of 9.0%, sales growth from acquisitions of 8.6% and a decrease from foreign currency translation of 3.0%. Organic sales grew 11.8% in the IDS segment and 0.9% in the WPS segment during the three months ended April 30, 2022, compared to the same period in the prior year.
In the first quarter of fiscal 2021, the IDS business began to recover from a decline in sales due to the impacts of the COVID-19 pandemic on a large demographic of our customers and the overall global economy, while the WPS segment realized strong organic sales growth due to increased sales of personal protective equipment and other pandemic-related products. As a result, the recovery from the COVID-19 pandemic had a significant impact on year-to-date organic sales through the third quarter of fiscal 2022, with the impact varying between the IDS and WPS businesses due to sales patterns realized during the height of the pandemic in fiscal 2021.
Net sales for the nine months ended April 30, 2022, increased 16.6% to $978.1 million, compared to $838.6 million in the same period in the prior year. The increase consisted of organic sales growth of 9.6%, sales growth from acquisitions of 8.5% and a decrease from foreign currency translation of 1.5%. Organic sales increased 13.6% in the IDS segment and declined 1.1% in the WPS segment during the nine months ended April 30, 2022, compared to the same period in the prior year.
Gross margin increased 10.2% to $164.0 million in the three months ended April 30, 2022, compared to $148.8 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 48.4% compared to 50.4% in the same period in the prior year. Gross margin increased 13.2% to $468.4 million for the nine months ended April 30, 2022, compared to $413.8 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 47.9% compared to 49.3% in the same period in the prior year. The decrease in gross margin as a percentage of net sales was primarily due to an increase in the cost of materials, labor and freight, which was partially mitigated by our ongoing efforts to increase prices streamline manufacturing processes, and drive sustainable operational efficiencies.
R&D expenses increased 32.0% to $14.9 million and increased 36.4% to $42.8 million for the three and nine months ended April 30, 2022, respectively, compared to $11.3 million and $31.4 million in the same periods in the prior year. The increase in R&D spending for both the three and nine-month periods was primarily due to the acquisitions of Code and Nordic ID, as these companies operate with a greater amount of R&D spend as a percentage of net sales compared to Brady's organic business. In addition, R&D headcount increased in the IDS business. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers, materials, and the building out of a comprehensive industrial track and trace solution continue to be the primary focus of R&D expenditures for the remainder of fiscal 2022.
SG&A expenses include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other general and administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses increased 5.9% to $96.2 million in the three months ended April 30, 2022, compared to $90.8 million in the same period in the prior year. SG&A expenses increased 11.5% to $285.5 million for the nine months ended April 30, 2022, compared to $256.1 million in the same period in the prior year. The increase in SG&A expenses in both the three and nine-month periods was primarily due to the acquisitions of Code, Magicard and Nordic ID, and to a lesser extent an increase in sales headcount in the IDS business, which was partially offset by a decrease due to foreign currency translation. As a percentage of net sales, SG&A decreased to 28.4% compared to 30.7% in the three-month period and decreased to 29.2% compared to 30.5% in the nine-month period ended April 30, 2022, compared to the same periods in the prior year. The decrease in SG&A expense as a percentage of sales for the three and nine-month periods ended April 30, 2022 was primarily due to ongoing efficiency activities throughout SG&A.
Operating income increased 13.2% to $52.9 million and increased 10.9% to $140.1 million for the three and nine months ended April 30, 2022, respectively, compared to $46.7 million and $126.3 million in the same periods in the prior year. The increase in operating income in both the three- and nine-month periods was primarily due to the increase in segment profit in the IDS segment as a result of organic sales growth, and to a lesser extent an increase in segment profit in the WPS segment due to its reduced cost structure.
OPERATING INCOME TO NET INCOME

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2022	% Sales	2021	% Sales	2022	% Sales	2021	% Sales
Operating income	$52,889	15.6%	$46,725	15.8%	$140,096	14.3%	$126,325	15.1%
Other (expense) income:
Investment and other (expense) income	(1,308)	(0.4)%	1,181	0.4%	(1,343)	(0.1)%	3,372	0.4%
Interest expense	(329)	(0.1)%	(131)	—%	(763)	(0.1)%	(288)	—%
Income before income tax and losses of unconsolidated affiliate	51,252	15.1%	47,775	16.2%	137,990	14.1%	129,409	15.4%
Income tax expense	11,198	3.3%	10,229	3.5%	29,075	3.0%	27,017	3.2%
Income before losses of unconsolidated affiliate	40,054	11.8%	37,546	12.7%	108,915	11.1%	102,392	12.2%
Equity in losses of unconsolidated affiliate	—	—%	(255)	(0.1)%	—	—%	(760)	(0.1)%
Net income	$40,054	11.8%	$37,291	12.6%	$108,915	11.1%	$101,632	12.1%
Investment and other expense was $1.3 million in both the three and nine months ended April 30, 2022, compared to investment and other income of $1.2 million in the three-month period and $3.4 million in the nine-month period ended April 30, 2021. The decrease in the three and nine-month periods was primarily due to a decrease in the market value of securities held in deferred compensation plans.
Interest expense increased to $0.3 million and $0.8 million for the three and nine months ended April 30, 2022, respectively, compared to $0.1 million and $0.3 million in the same periods in the prior year. The increase in interest expense for both the three and nine-month periods was due to increased borrowing on our credit facility compared to the same periods in the prior year.
The Company's income tax rate was 21.8% and 21.4% for the three months ended April 30, 2022 and 2021, respectively, and the income tax rate was 21.1% and 20.9% for the nine months ended April 30, 2022 and 2021, respectively. Refer to Note L, "Income Taxes" for additional information on the Company's income tax rates.
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
The following is a summary of segment information for the three and nine months ended April 30, 2022 and 2021:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
SALES GROWTH INFORMATION
ID Solutions
Organic	11.8%	9.8%	13.6%	(2.1)%
Acquisitions	11.7%	—%	11.8%	—%
Currency	(2.4)%	3.1%	(1.3)%	1.6%
Total	21.1%	12.9%	24.1%	(0.5)%
Workplace Safety
Organic	0.9%	(2.2)%	(1.1)%	(0.5)%
Currency	(4.8)%	8.6%	(2.3)%	6.1%
Total	(3.9)%	6.4%	(3.4)%	5.6%
Total Company
Organic	9.0%	6.5%	9.6%	(1.7)%
Acquisitions	8.6%	—%	8.5%	—%
Currency	(3.0)%	4.6%	(1.5)%	2.8%
Total	14.6%	11.1%	16.6%	1.1%
SEGMENT PROFIT
ID Solutions	$53,962	$47,539	$146,907	$126,818
Workplace Safety	7,109	5,656	13,917	17,107
Total	$61,071	$53,195	$160,824	$143,925
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	20.4%	21.8%	19.4%	20.8%
Workplace Safety	9.6%	7.3%	6.3%	7.5%
Total	18.0%	18.0%	16.4%	17.2%
ID Solutions
IDS net sales increased 21.1% to $264.1 million for the three months ended April 30, 2022, compared to $218.1 million in the same period in the prior year, which consisted of organic sales growth of 11.8%, sales growth from acquisitions of 11.7% and a decrease from foreign currency translation of 2.4%. IDS net sales increased 24.1% to $757.7 million for the nine months ended April 30, 2022, compared to $610.5 million in the same period in the prior year, which consisted of organic sales growth of 13.6%, sales growth from acquisitions of 11.8% and a decrease from foreign currency translation of 1.3%. Organic sales grew in all major product lines with the strongest growth in the safety and facility identification and wire identification product lines in both the three and nine months ended April 30, 2022. Organic sales increased in all three regions as our businesses continue to recover from the economic slowdown caused by the COVID-19 pandemic.
Segment profit increased 13.5% to $54.0 million for the three months ended April 30, 2022, compared to $47.5 million in the same period in the prior year. Segment profit increased 15.8% to $146.9 million for the nine months ended April 30, 2022, compared to $126.8 million in the same period in the prior year. As a percentage of net sales, segment profit decreased to 20.4% from 21.8% for the three-month period, and segment profit decreased to 19.4% from 20.8% for the nine-month period ended April 30, 2022 compared to the same periods in the prior year. The decrease in segment profit as a percentage of net sales was primarily due to gross margin compression resulting from an increase in the cost of materials, labor and freight, as well as incremental amortization expense of $2.4 million and $7.2 million in the three and nine months ended April 30, 2022, respectively, which was partially offset by pricing actions, compared to the same periods in the prior year.

Workplace Safety
WPS net sales decreased 3.9% to $74.4 million for the three months ended April 30, 2022, compared to $77.4 million in the same period in the prior year, which consisted of organic sales growth of 0.9% and a decrease from foreign currency translation of 4.8%. Digital sales increased in the low-single digits while catalog channel sales were essentially flat in the three-month period ended April 30, 2022.
WPS net sales decreased 3.4% to $220.4 million for the nine months ended April 30, 2022, compared to $228.1 million in the same period in the prior year, which consisted of an organic sales decline of 1.1% and a decrease from foreign currency translation of 2.3%. The economic effect of the COVID-19 pandemic had a significant impact on organic sales trends during the prior year. The WPS business realized strong organic sales growth through the first quarter of fiscal 2021 due to increased sales of personal protective equipment and other pandemic-related products. As a result, WPS organic sales declined year-to-date in fiscal 2022 primarily due to the decrease in demand for and sales of COVID-19 products. Digital sales were essentially flat and catalog channel sales decreased in the low-single digits organically in the nine-month period ended April 30, 2022.
Organic sales in Europe were essentially flat in both the three and nine months ended April 30, 2022, compared to the same periods in the prior year. Both digital sales and catalog channel sales were essentially flat in both the three and nine-month periods ended April 30, 2022. Increased demand for core safety and identification products was offset by a decrease in demand for personal protective equipment and other pandemic-related products.
Organic sales in North America were essentially flat in the three months ended April 30, 2022, compared to the same period in the prior year. Digital sales increased in the low-teens and catalog channel sales were essentially flat in the three months ended April 30, 2022. Organic sales in North America declined in the mid-single digits in the nine months ended April 30, 2022, compared to the same period in the prior year. Digital sales were essentially flat and catalog channel sales decreased in the mid-single digits in the nine-month period ended April 30, 2022.
Organic sales in Australia increased in the low-single digits in both the three and nine months ended April 30, 2022, compared to the same periods in the prior year. Digital sales increased in the low-teens and catalog channel sales were essentially flat in the three months ended April 30, 2022, compared to the same period in the prior year. Both digital and catalog channel sales increased in the low-single digits in the nine months ended April 30, 2022, compared to the same period in the prior year.
Segment profit increased 25.7% to $7.1 million from $5.7 million, and as a percentage of net sales, segment profit increased to 9.6% from 7.3% for the three months ended April 30, 2022, compared to the same period in the prior year. The increase in segment profit was due to actions taken during the current three-month period to reduce the cost structure, including reductions in headcount and advertising expenses. Segment profit decreased 18.6% to $13.9 million from $17.1 million and as a percentage of net sales, segment profit decreased to 6.3% from 7.5% for the nine months ended April 30, 2022, compared to the same period in the prior year. The decrease in segment profit in the nine-month period was primarily due to the decrease in sales volumes as compared to prior year.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2022, approximately 94% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.

Cash Flows
Cash and cash equivalents were $103.1 million at April 30, 2022, a decrease of $44.3 million from July 31, 2021. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2022	2021
Net cash flow provided by (used in):
Operating activities	$65,236	$154,908
Investing activities	(22,071)	(18,844)
Financing activities	(81,762)	(39,274)
Effect of exchange rate changes on cash	(5,670)	7,368
Net (decrease) increase in cash and cash equivalents	$(44,267)	$104,158
Net cash provided by operating activities was $65.2 million for the nine months ended April 30, 2022, compared to $154.9 million in the same period of the prior year. The decrease was primarily due to cash outflows for inventory purchases in order to reduce the risk of supply chain disruption. In addition, annual incentive compensation payments were higher in the current nine-month period than they were in the same period in the prior year.
Net cash used in investing activities was $22.1 million in the nine months ended April 30, 2022, compared to $18.8 million used in the same period in the prior year, which consisted primarily of capital expenditures in both periods.
Net cash used in financing activities was $81.8 million in the nine months ended April 30, 2022, which consisted of share repurchases of $84.9 million, dividend payments of $34.7 million, and tax withholding from stock-based awards of $5.1 million, partially offset by $39.0 million net borrowing on the credit facility. Net cash used in financing activities in the nine months ended January 31, 2021 of $39.3 million primarily consisted of dividend payments of $34.3 million and share repurchases of $3.6 million.
Credit Facilities
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million.
On December 21, 2021, the Company and certain of its subsidiaries entered into an amendment to the revolving loan agreement, which amends the revolving loan agreement dated August 1, 2019. The amendment amends the revolving loan agreement to, among other things, (a) change the interest rate under the revolving loan agreement for borrowings (i) denominated in British Pounds from the London Inter-bank Offered Rate ("LIBOR") to a daily simple SONIA-based rate, (ii) denominated in Euro from a LIBOR-based rate to a rate based on the Euro Interbank Offered Rate and (iii) denominated in Japanese Yen from a LIBOR-based rate to a rate based on the Tokyo Interbank Offered Rate, in each of the foregoing cases subject to certain adjustments specified in the revolving loan agreement; and (b) provide mechanics relating to a transition away from U.S. dollar LIBOR (with respect to borrowings denominated in U.S. dollars) and the designated benchmarks for the other eligible currencies as benchmark interest rates and the replacement of any such benchmark by a replacement benchmark rate. The amendment to the revolving loan agreement did not have a material impact on the interest rate or related balances in the Company's consolidated financial statements.
As of April 30, 2022, the outstanding balance on the Company's revolving loan agreement was $77.0 million. The maximum amount outstanding on the credit facility during the nine months ended April 30, 2022 was $101.0 million. The borrowings bear interest at 1.28% as of April 30, 2022. The Company had letters of credit outstanding under the loan agreement of $1.7 million as of April 30, 2022, and there was $121.3 million available for future borrowing, which can be increased to $321.3 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's revolving loan agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2022, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.31 to 1.0 and the interest expense coverage ratio equal to 255.5 to 1.0.

Other Commitments
The Company does not have material off-balance sheet arrangements. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this and other filings with the Securities and Exchange Commission. However, the following additional information is provided to assist those reviewing the Company’s financial statements.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Adverse impacts of the novel coronavirus ("COVID-19") pandemic or other pandemics
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute its strategy
•Increased cost of raw materials, labor and freight as well as raw material shortages and supply chain disruptions
•Ability to develop technologically advanced products that meet customer demands
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Difficulties in protecting websites, networks, and systems against security breaches
•Risks associated with the loss of key employees
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Litigation, including product liability claims
•Foreign currency fluctuations
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a share repurchase program for the Company's Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes. On September 1, 2021, Brady’s Board of Directors authorized an increase in the Company’s share buyback program, bringing the amount of the Company’s Class A Common Stock authorized for repurchase up to a total of two million shares, inclusive of the shares in the existing share buyback program. As of April 30, 2022, 203,664 shares remained authorized for purchase in connection with this share repurchase program. Subsequent to April 30, 2022, the Company has purchased 203,664 shares of its Class A Nonvoting Common Stock under its share repurchase program for an aggregate purchase price of $9.3 million and an average purchase price per share of $45.71, which fully exhausted all shares available for repurchase under the existing repurchase program.
On May 24, 2022, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of up to $100.0 million of the Company's Class A Nonvoting Common Stock. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. The repurchased shares will be available for use in connection with the Company's stock-based plans and for other corporate purposes.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended April 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
February 1, 2022 - February 28, 2022	311,234	$48.29	311,234	1,258,010
March 1, 2022 - March 31, 2022	467,660	45.79	467,660	790,350
April 1, 2022 - April 30, 2022	586,686	45.63	586,686	203,664
Total	1,365,580	$46.29	1,365,580	203,664

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Complete and Permanent Release and Retirement Agreement between the Company and Mr. Nauman dated as of March 10, 2022 (incorporated by reference to Registrant's Current report on Form 8-K filed March 16, 2022).*

10.2	Employment Offer Letter between the Company and Mr. Shaller dated as of March 11, 2022 (incorporated by reference to Registrant's Current report on Form 8-K filed March 16, 2022).*

10.3	Restricted Stock Unit Agreement between the Company and Mr. Shaller dated as of April 1, 2022.*

10.4	Change of Control Agreement between the Company and Mr. Shaller dated as of April 1, 2022 (incorporated by reference to Registrant's Current report on Form 8-K filed March 16, 2022).*

10.5
Complete and Permanent Release and Resignation Agreement between the Company and Ms. Nelligan dated as of April 5, 2022 (incorporated by reference to Registrant's Current report on Form 8-K filed April 7, 2022).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of Russell R. Shaller

32.2	Section 1350 Certification of Aaron J. Pearce

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: May 26, 2022	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 26, 2022	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)