Form 10-K
period 2022-07-31
BRADY CORP
filed 2022-09-01
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2022, was approximately $2,357,701,247 based on the closing sale price of $51.92 per share on that date as reported for the New York Stock Exchange. As of August 31, 2022, there were 46,380,310 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Increased cost of raw materials, labor and freight as well as raw material shortages and supply chain disruptions
•Adverse impacts of the novel coronavirus ("COVID-19") pandemic or other pandemics
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute its strategy
•Ability to develop technologically advanced products that meet customer demands
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Difficulties in protecting websites, networks, and systems against security breaches and difficulties in preventing phishing attacks, social engineering or malicious break-ins.
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
•Global leadership position in niche markets.
•Digital capabilities.
•Compliance expertise.
•Operational excellence — Continuous productivity improvement, automation, and product customization capabilities.

Brady's long-term sales growth and profitability will depend not only on the overall economic environment and our ability to successfully navigate changes in the macro environment, but also on our ability to develop and market innovative new products, deliver a high level of customer service, advance our digital capabilities, and continuously improve the efficiency of our global operations. In our Identification Solutions ("ID Solutions" or "IDS") business, our strategy for growth includes an increased focus on certain industries and products, a focus on improving the customer buying experience, and the development of technologically advanced, innovative and proprietary products. In our Workplace Safety ("WPS") business, our strategy for growth includes a focus on workplace safety critical industries, streamlining our product offerings, compliance expertise, customization expertise, improving the overall customer experience, and improving our digital capabilities.
The following were key initiatives supporting the strategy in fiscal 2022:
•Investing in organic growth by enhancing our research and development process and utilizing customer feedback and observations to develop innovative new products that solve customer needs and improve environmental sustainability.
•Providing our customers with the highest level of customer service.
•Expanding and enhancing our sales capabilities through an improved digital presence and the use of data-driven marketing automation tools.
•Maintaining profitability through pricing mechanisms to mitigate the impacts of supply chain disruptions and inflationary pressures while ensuring prices are market competitive.
•Investing in acquisitions that enhance our strategic position and accelerate long-term sales growth.
•Driving operational excellence and executing sustainable efficiency gains within our selling, general and administrative structures and within our global operations including insourcing of critical products and manufacturing activities while reducing our environmental footprint.
•Building on our culture of diversity, equity and inclusion to increase employee engagement and enhance recruitment and retention practices in order to drive differentiated performance and execute our strategy.
Narrative Description of Business
Overview
The Company is organized and managed on a global basis within two reportable segments: Identification Solutions and Workplace Safety.
The IDS segment includes high-performance and innovative safety, identification and healthcare products manufactured under multiple brands, including the Brady brand. Industrial identification products are sold through distribution to a broad range of maintenance, repair, and operations ("MRO") and original equipment manufacturing customers and through other channels, including direct sales and digital. Healthcare identification products are sold directly to customers and through distribution and group purchasing organizations.
The WPS segment includes workplace safety, identification and compliance products sold under multiple brand names primarily through catalog and digital channels to a broad range of MRO customers. Approximately 40% of the WPS business is derived from internally manufactured products and 60% is from externally sourced products.
Below is a summary of sales by reportable segment during the years ended July 31:

	2022	2021	2020
IDS	77.6%	73.5%	72.6%
WPS	22.4%	26.5%	27.4%
Total	100.0%	100.0%	100.0%
ID Solutions
Within the ID Solutions segment, the primary product categories include:
•Product identification, which includes materials, printing systems, RFID and bar code scanners for product identification, brand protection labeling, work in process labeling, finished product identification, and industrial track and trace applications.
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
•Patient identification, which includes wristbands, labels, printing systems, and other products used in hospitals, laboratories, and other healthcare settings for tracking and improving the safety of patients.
Approximately 65% of ID Solutions products are sold under the Brady brand, with other primary brands including identification products for the utility industry which are marketed under the Electromark brand and security and identification badges and systems which are marketed under the IDenticard, PromoVision, Brady People ID, BIG, and MAGiCARD brands. Spill control products are marketed under the SPC brand, lockout/tagout products are offered under the Scafftag brand, RFID products are marketed under the Nordic ID brand, and barcode scanners are marketed under the Code brand. Identification and patient safety products in the healthcare industry are available under the PDC Healthcare brand and custom wristbands for the leisure and entertainment industry are available under the PDC brand.
The ID Solutions segment offers high-quality products with rapid response and superior service to provide solutions to customers. IDS markets and sells products through multiple channels including distribution, a direct sales force, and digital channels. The ID Solutions sales force partners with end-users and distributors by providing technical application and product expertise.
IDS manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials; printing, identification and tracking systems; and software. IDS competes for business on several factors, including product innovation, customer service, breadth of product offering, product quality, price, expertise, production capabilities, and for multinational customers, our global footprint. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world's largest adhesive and electrical product companies offering competing products as part of their overall product lines.
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
The Workplace Safety segment manufactures a broad range of stock and custom identification products, and also sells a broad range of related resale products. Historically, both the Company and many of our competitors focused their businesses on catalog marketing, often with varying product niches. Many of our competitors extensively utilize e-commerce to promote the sale of their products. A consequence of e-commerce is price transparency, as prices on non-proprietary products can be easily compared. Therefore, to compete effectively, we focus on pricing our products competitively, we continue to build out our e-commerce capabilities, we focus on developing unique or customized solutions, enhancing the customer experience, and providing compliance expertise as these factors are critical to retain existing customers and convert new customers. Workplace Safety primarily sells to businesses and serves many industries, including manufacturers, process industries, government, education, construction, and utilities.
Research and Development
The Company focuses its research and development ("R&D") efforts on track and trace applications, pressure sensitive materials, identification and printing systems, software, and the development of other workplace safety-related products. The Company spent $58.5 million, $44.6 million, and $40.7 million on its R&D activities during the years ended July 31, 2022,

2021, and 2020, respectively. The majority of R&D spend supports the IDS segment including the recent acquisitions of Code, Magicard, and Nordic ID in fiscal 2021. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. The design of our identification and printing systems integrates materials, embedded software, a variety of printing technologies and product scanning and identification technologies to form a complete solution for customer applications. In addition, the R&D team supports production and marketing efforts by providing application and technical expertise.
The Company owns patents and tradenames relating to certain products in the United States and internationally. Although the Company believes patents are a significant driver in maintaining its position for certain products, technology in the areas covered by many of the patents continues to evolve and may limit the value of such patents. The Company's business is not dependent on any single patent or group of patents. Patents applicable to specific products extend for up to 20 years according to the date of patent application filing or patent grant, depending upon the legal term of patents in the various countries where patent protection is obtained. The Company's tradenames are generally valid ten years from the date of registration, and are typically renewed on an ongoing basis.
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
Human Capital Management
As of July 31, 2022, the Company employed approximately 5,700 individuals worldwide, of which approximately 1,650 were employed in the United States and approximately 4,050 were employed outside the United States.
The Company’s Vice President of Human Resources is responsible for developing the Company’s human capital strategy, which includes the attraction, acquisition, development, engagement and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. Management is responsible for executing the Company's human capital strategy. The Vice President of Human Resources is also responsible for leading the Company’s diversity, equity, and inclusion initiatives. The Company’s Board of Directors and its committees receive regular updates on the operation and status of these initiatives and human capital trends and activities from the Vice President of Human Resources, the CEO and others within senior management.
Key areas of focus with respect to human capital include:
Health and Safety: The Company’s health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of the Company’s manufacturing, distribution and headquarter operations. The Company requires each of its locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and trainings are in place. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate (“TRIR”) and the Lost Time Case Rate (“LTCR”) based upon the number of incidents per 100 employees. Leading indicators include reporting and closure of all near miss events. The Company also utilizes trainings such as Environmental, Health and Safety (“EHS”) coaching and engagement conversations as preventative measure. During the year ended July 31, 2022, the Company had a TRIR of 0.53, a LTCR of 0.32 and no work-related fatalities.
Diversity, Equity, and Inclusion: Fostering a culture of diversity, equity and inclusion in the workplace means employees are and believe that they are valued and listened to, and the Company has made this a top priority. The Company believes that its culture of diversity, equity and inclusion enables it to create, develop and fully leverage the strengths of its workforce to exceed customer expectations and successfully pursue its growth objectives. To this end, the Company engages employees through various employee resource groups staffed by employees with diverse backgrounds, experiences and characteristics who share a common interest in professional development, improving corporate culture and delivering improved business results. Each employee resource group is sponsored and supported by senior leaders throughout the organization.
The Company has implemented several steps to drive accountability for increasing diversity, equity and inclusion throughout the global organization. The CEO and other senior leaders have diversity, equity and inclusion objectives embedded in their annual performance goals. The Company also strives to build a diverse talent pipeline by partnering with its business units in their workforce planning to develop initiatives and goals to recruit diverse talent across defined organizational levels and skill areas. The Company trains its recruiting workforce in diversity sourcing strategies and partners with external organizations that develop and supply diverse talent. The Company has also expanded its university outreach programs to access diverse organizations, has implemented interview guides to mitigate bias in interviewing, has implemented a Company-wide recruiting policy to drive change and ensure manager accountability, has implemented mentoring programs to increase employee engagement and retention and has implemented required training for all managers on diversity, equity and inclusion compliance and unconscious bias. As of July 31, 2022, 40% of the members of the Company’s Board of Directors were women and 60% of committee chairs of the Company’s Board of Directors were women.
Training and Talent Development: The Company is committed to the continued development of its people. Strategic talent reviews and succession planning occur on a planned cadence annually. The CEO and the Vice President of Human Resources convene meetings with senior Company leadership and the Board of Directors to review top enterprise talent and discuss succession planning for key leadership roles.
The Company provides technical training to employees, customers and suppliers who work for or with the Company’s products. Training is provided in a variety of formats to accommodate the respective learner’s style, pace, location, technical knowledge and access.
Compensation and Benefits: The Company values its people and strives to deliver compensation and benefit programs and plans that are competitive with the external market. The Company provides subsidized health and welfare benefits, as well as postretirement, incentive and equity-based compensation plans and programs to eligible employees. Refer to the Compensation Discussion & Analysis for additional information regarding the Company’s compensation and benefits programs.
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
Business Risks
Raw material and other cost inflation as well as product shortages could adversely affect our business and financial results.
We manufacture certain parts and components of our products and therefore require raw materials from suppliers, which could be interrupted for a variety of reasons, including availability and pricing. Prices and lead times for raw materials and other components necessary for production have fluctuated in the past, including increased raw production costs, increased wage rates, and extended lead times. Significant increases could adversely affect our profit margins and results of operations. Changes in trade policies; shortages due to the COVID-19 pandemic, other pandemics, or any other reason; the imposition of duties and tariffs and potential retaliatory countermeasures could adversely impact the price or availability of raw materials. In addition, labor shortages or an increase in the cost of labor could adversely affect our profit margins and results of operations. Due to competitive pressures or other factors, the Company may not be able to pass along increased raw material and component part costs to its customers in the form of price increases or our ability to do so could be delayed, which could adversely impact our business and financial results.
The costs of certain raw materials, components, transportation and energy necessary for our operations and the production and distribution of our products have increased significantly. While we have implemented certain cost containment measures and selective price increases, as well as taken other actions to offset these inflationary pressures in our supply chain, we may not be able to offset all of the increases in our operational costs, which could adversely impact our business and financial results.
The COVID-19 pandemic has adversely impacted, and continues to pose risks to our operations and business.
The COVID-19 pandemic has disrupted the global economy and adversely impacted our businesses, including demand for our products across multiple end-markets as well as our supply chain and operations. While we have experienced sequentially improving activity in most markets and geographies, the public health situation, global response measures and corresponding impacts on various markets remain fluid and uncertain and may lead to sudden changes in trajectory and outlook. The COVID-19 pandemic has impacted our business most recently related to supply chain disruptions, labor constraints, inflation, and government-mandated lockdowns. The duration and extent of the impact of the COVID-19 pandemic on our business, operations and financial results depends on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the emergence of new variants of the virus, the extent and effectiveness of containment actions, the extent to which vaccines or other medical treatments are developed and made available to and accepted by the public, and the impact of these and other factors on our stakeholders.
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
The conditions caused by COVID-19 have affected, and may continue to affect, the overall demand environment for our products. The level of demand for certain product components has resulted in, and may continue to result in, lengthened lead times and higher input costs, including freight. Additionally, our financial results may be adversely impacted by challenges in the macroeconomic environment, including rapid cost inflation.
Although our current accounting estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, excess and obsolete inventories, or a decrease in the carrying amount of our deferred tax assets. Any of these events could amplify the other risks and uncertainties described in this Annual Report on Form 10-K for the year ended July 31, 2022 and could have an adverse effect on our business and financial results.
Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our business and financial results.
Numerous factors may affect the demand for our products, including:
•Deterioration of economic conditions in major markets served.
•Ongoing economic and operational impact of the COVID-19 or other pandemics.
•Economic and operational impact of the war between Russia and Ukraine or other wars.
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
Additionally, throughout our global business, distributors and customers may not accept our price increases or may seek lower cost sourcing opportunities, which could result in a loss of business that may adversely impact our business and financial results.
Our strategy is to expand into higher-growth adjacent product categories and markets with technologically advanced new products, as well as to grow our sales generated through the digital channel. While traditional direct marketing channels such as catalogs are an important means of advertising and selling our products, an increasing number of customers are purchasing products on the internet. Our strategy to increase sales through the digital channel is an investment in our internet sales capabilities. There is a risk that we may not continue to successfully implement this strategy, or if successfully implemented, we may not realize its expected benefits due to increased competition and pricing pressure brought about by the internet. Our failure to successfully implement our strategy could adversely impact our business and financial results.
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
Our financial results could be adversely affected by increased competition for employees, difficulty in recruiting employees, higher employee turnover or increased compensation and benefit costs. Our employees are important to our success and we are dependent on our ability to retain the services of our employees in key roles. We have built our business on a set of core values, and we attempt to hire and retain employees who are committed to these values and our culture of providing exceptional service to our customers. In order to compete and to continue to grow, we must attract, retain and motivate our employees. We need qualified managers and skilled employees with technical and industry experience to operate our business successfully. If we are unable to attract and retain qualified individuals, or if our costs to do so increase significantly, or if internal realignment of responsibilities are not executed properly, our business and financial results could be adversely affected.
We are a global company headquartered in the United States. We are subject to extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities at various levels of the governing bodies. Failure to comply with laws and regulations could adversely affect our business and financial results.
Approximately 50% of our sales are derived outside of the United States. Our operations are subject to the risks of doing business domestically and globally, including the following:
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
We are subject to litigation that could adversely impact our business, financial results, and reputation.
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
Approximately 50% of our sales are derived outside the United States. Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, and may adversely affect our financial results. Increased strength of the U.S. dollar will increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and further strengthening of the U.S. dollar could result in unfavorable translation effects, which occurred during fiscal years 2020 and 2022. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency or may be invoiced by suppliers in a currency other than its functional currency, which could result in unfavorable translation effects on our business and financial results.
Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact income and profitability.
We have goodwill of $586.8 million and other intangible assets of $74.0 million as of July 31, 2022, which represents 48.3% of our total assets, and we have recognized impairment charges in the past. We evaluate goodwill and other intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each respective asset. The valuations prepared for the required impairment test include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected changes in the use of the assets, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our goodwill or other intangible assets change in future periods, we may be required to record an impairment charge, which would reduce net income in such period. Indicators of other-than-temporary impairment were present in our equity investment in React Mobile, Inc., an employee safety software and hardware company, and we recognized an other-than-temporary impairment charge of $5.0 million in fiscal 2021.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company currently operates 38 manufacturing and distribution facilities across the globe and are split by reporting segment as follows:
IDS: Twenty-nine manufacturing and distribution facilities are used for our IDS business. Six facilities are located in the United States; four each in Belgium and China; three in the United Kingdom; two each in Brazil and Mexico; and one each in Canada, India, Japan, Malaysia, Singapore, South Africa, Thailand, and Turkey.
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
(b)Holders
As of August 30, 2022, there were approximately 1,100 Class A Common Stock shareholders of record and approximately 10,000 beneficial shareholders. There are three Class B Common Stock shareholders.
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
During the two most recent years ended July 31 and for the first quarter of fiscal 2023, the Company declared the following dividends per share on its Class A and Class B Common Stock:

	2023	2022				2021
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.2300	$0.2250	$0.2250	$0.2250	$0.2250	$0.2200	$0.2200	$0.2200	$0.2200
Class B	0.2134	0.2084	0.2250	0.2250	0.2250	0.2034	0.2200	0.2200	0.2200
(d)Issuer Purchases of Equity Securities
The Company has a share repurchase program for the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. On May 24, 2022, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of up to $100.0 million of the Company's Class A Nonvoting Common Stock. As of July 31, 2022, there were $85.0 million worth of shares authorized to purchase remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended July 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
May 1, 2022 - May 31, 2022 (1)	203,664	$45.71	203,664	$100,000
June 1, 2022 - June 30, 2022	327,167	45.23	327,167	85,202
July 1, 2022 - July 31, 2022	4,277	44.90	4,277	85,010
Total	535,108	$45.41	535,108	$85,010
(1)Prior to the approval of the current share repurchase program on May 24, 2022, 203,664 shares were purchased for an aggregate purchase price of $9.3 million under the Company's previous program, which fully exhausted the previous repurchase authorization.

(e)Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2017, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s ("S&P") 500 Index, the S&P SmallCap 600 Index, and the Russell 2000 Index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, the S&P 500 Index,
the S&P SmallCap 600 Index, and the Russell 2000 Index

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2022
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2017
2018
2019
2020
2021
2022
Brady Corporation
S&P 500 Index - Total Return
S&P SmallCap 600 Index
Russell 2000 Index

* $100 invested on July 31, 2017 in stock or index—including reinvestment of dividends. Fiscal years ended July 31

	2017	2018	2019	2020	2021	2022
Brady Corporation	$100.00	$117.76	$162.23	$146.76	$177.63	$158.31
S&P 500 Index	100.00	116.24	125.52	140.53	191.75	182.85
S&P SmallCap 600 Index	100.00	123.11	114.81	104.84	164.55	154.29
Russell 2000 Index	100.00	118.73	113.49	108.28	164.55	141.03
Copyright (C) 2022, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The IDS segment is primarily involved in the design, manufacture, and distribution of high-performance and innovative identification and healthcare products. The WPS segment provides workplace safety, identification and compliance products. Approximately 50% of our total sales are derived outside of the United States. Foreign sales within the IDS and WPS segments are approximately 40% and 75%, respectively.
Impact of the COVID-19 Pandemic and other Global Geopolitical Events on Our Business
The Company has experienced, and expects to continue to experience, increased freight and input material cost inflation as a result of disruptions caused by COVID-19 and government-mandated actions in response to COVID-19, the conflict in the Ukraine, as well as labor shortages. The Company has taken and will continue to take actions to mitigate inflation issues, but thus far has not fully offset the impact of these trends partially due to advance notice requirements of certain distributors related to any pricing changes. As a result, these trends have negatively impacted the Company's gross profit margin during fiscal 2022.
We believe we have the financial strength to continue to invest in organic sales growth opportunities including sales, marketing, and research and development ("R&D") and inorganic sales opportunities including acquisitions, while continuing to drive sustainable efficiencies and automation in our operations and selling, general and administrative ("SG&A") functions. At July 31, 2022, we had cash of $114.1 million, as well as a credit facility with $103.4 million available for future borrowing, which can be increased up to $303.4 million at the Company's option and subject to certain conditions, for total available liquidity of $417.5 million.
We believe that our financial resources and liquidity levels including the remaining undrawn amount of the credit facility and our ability to increase that credit line as necessary are sufficient to manage the continuing impact of geopolitical events including supply chain disruptions as a result of the conflict in the Ukraine as well as the lasting impacts of the COVID-19 pandemic, including the spread of variants that could result in additional government actions around the world to contain the virus or prevent further spread which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of this Annual Report on Form 10-K for the year ended July 31, 2022, for further discussion of the possible impact of the COVID-19 pandemic and other global geopolitical events on our business.

Results of Operations
The comparability of the operating results for the year ended July 31, 2022 to the years ended July 31, 2021 and July 31, 2020 has been impacted by the following acquisitions:

Acquisitions	Segment	Date Completed
Magicard Holdings Limited ("Magicard")	IDS	May 2021
Nordic ID Oyj ("Nordic ID")	IDS	May 2021
The Code Corporation ("Code")	IDS	June 2021
A comparison of results of operating income for the years ended July 31, 2022, 2021, and 2020 is as follows:

(Dollars in thousands)	2022	% Sales	2021	% Sales	2020	% Sales
Net sales	$1,302,062		$1,144,698		$1,081,299
Gross margin	631,552	48.5%	561,446	49.0%	528,565	48.9%
Operating expenses:
Research and development	58,548	4.5%	44,551	3.9%	40,662	3.8%
Selling, general and administrative	379,992	29.2%	349,768	30.6%	336,059	31.1%
Impairment charges	—	—%	—	—%	13,821	1.3%
Total operating expenses	438,540	33.7%	394,319	34.4%	390,542	36.1%
Operating income	$193,012	14.8%	$167,127	14.6%	$138,023	12.8%
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Item 8) in this Annual Report on Form 10-K. The following discussion is intended to help the reader understand the results of operations and financial condition of the Company for the year ended July 31, 2022 compared to the year ended July 31, 2021.
A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found under Item 7 in our Annual Report on Form 10-K for the year ended July 31, 2021, filed with the SEC on September 2, 2021, which is available on the SEC's website at www.sec.gov and our corporate website at www.bradyid.com/corporate/investors and such information is incorporated by reference herein. References in this Annual Report on Form 10-K to “organic sales” refer to sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and sales recorded from acquired companies prior to the first anniversary date of their acquisition which, for the periods reported in this Form 10-K, includes each of Magicard, Nordic ID and Code. The Company’s organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.
Net sales increased 13.7% to $1,302.1 million in fiscal 2022, compared to $1,144.7 million in fiscal 2021, which consisted of organic sales growth of 9.4% and growth from acquisitions of 6.9%, partially offset by a decrease from foreign currency translation of 2.6%. Organic sales grew 12.8% in the IDS segment and were flat at 0.0% in the WPS segment.
The COVID-19 pandemic had a significant impact on organic sales with the impact varying between the IDS and WPS segments. In the first quarter of fiscal 2021, the IDS business began to recover from a decline in sales due to the impacts of both the COVID-19 pandemic and the overall global economy, while the WPS segment realized strong organic sales growth due to increased sales of personal protective equipment and other pandemic-related products. As a result, the recovery from the COVID-19 pandemic had a significant impact on organic sales through fiscal 2022, with the impact varying between the IDS and WPS businesses due to sales patterns realized during the height of the pandemic in fiscal 2021.
Gross margin increased 12.5% to $631.6 million in fiscal 2022, compared to $561.4 million in fiscal 2021. As a percentage of net sales, gross margin decreased to 48.5% in fiscal 2022, compared to 49.0% in fiscal 2021. The decrease in gross margin as a percentage of net sales was primarily due to an increase in the cost of materials, labor and freight, which was partially mitigated by our ongoing efforts to increase prices, streamline manufacturing processes and drive sustainable operational efficiencies.

R&D expenses increased 31.4% to $58.5 million in fiscal 2022, compared to $44.6 million in fiscal 2021. As a percentage of net sales, R&D expenses increased to 4.5% in fiscal 2022, compared to 3.9% in fiscal 2021. The increase in R&D spending in fiscal 2022 was primarily due to the acquisitions of Code and Nordic ID, as these companies operate with a greater amount of R&D spend as a percentage of net sales compared to Brady's organic business. In addition, the R&D headcount increased in the IDS business. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printing systems, materials and the build out of a comprehensive industrial track and trace solution were the primary focus of R&D expenditures in fiscal 2022.
SG&A expenses include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 8.6% to $380.0 million in fiscal 2022 compared to $349.8 million in fiscal 2021. As a percentage of net sales, SG&A expense decreased to 29.2% in fiscal 2022, compared to 30.6% in fiscal 2021. The increase in SG&A expenses in fiscal 2022 was primarily due to the acquisitions of Code, Magicard and Nordic ID, and to a lesser extent an increase in sales personnel in the IDS business, which was partially offset by a decrease due to foreign currency translation. The decrease in SG&A expense as a percentage of net sales from the prior year was due to ongoing efficiency activities throughout SG&A.
Operating income increased 15.5% to $193.0 million in fiscal 2022, compared to $167.1 million in fiscal 2021. The increase in operating income in fiscal 2022 was primarily due to the increase in segment profit in the IDS segment as a result of organic sales growth and to a lesser extent, positive earnings from the acquisitions completed in the fourth quarter of fiscal 2021.
OPERATING INCOME TO NET INCOME

(Dollars in thousands)	2022	% Sales	2021	% Sales	2020	% Sales
Operating income	$193,012	14.8%	$167,127	14.6%	$138,023	12.8%
Other income (expense):
Investment and other income	244	—%	4,333	0.4%	5,079	0.5%
Interest expense	(1,276)	(0.1)%	(437)	—%	(2,166)	(0.2)%
Income before income taxes and losses of unconsolidated affiliate	191,980	14.7%	171,023	14.9%	140,936	13.0%
Income tax expense	42,001	3.2%	35,610	3.1%	28,321	2.6%
Income before losses of unconsolidated affiliate	149,979	11.5%	135,413	11.8%	112,615	10.4%
Equity in losses of unconsolidated affiliate	—	—%	(5,754)	(0.5)%	(246)	—%
Net income	$149,979	11.5%	$129,659	11.3%	$112,369	10.4%
Investment and other income was $0.2 million in fiscal 2022 compared to $4.3 million in fiscal 2021. The decrease in investment and other income in fiscal 2022 was primarily due to a decrease in the market value of securities held in deferred compensation plans.
Interest expense increased to $1.3 million in fiscal 2022 compared to $0.4 million in fiscal 2021. The increase in interest expense in fiscal 2022 was due to increased borrowing on our credit facility and an increase in interest rates compared to fiscal 2021.
The Company's income tax rate was 21.9% in fiscal 2022. Refer to Note 11, "Income Taxes" for additional information on the Company's income tax rates.
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
Following is a summary of segment information for the years ended July 31:

	2022	2021	2020
SALES GROWTH INFORMATION
ID Solutions
Organic	12.8%	3.7%	(8.0)%
Acquisitions	9.4%	1.5%	—%
Currency	(2.1)%	2.0%	(1.1)%
Total	20.1%	7.2%	(9.1)%
Workplace Safety
Organic	0.0%	(3.8)%	2.3%
Currency	(4.0)%	6.0%	(2.6)%
Total	(4.0)%	2.2%	(0.3)%
Total Company
Organic	9.4%	1.6%	(5.4)%
Acquisitions	6.9%	1.1%	—%
Currency	(2.6)%	3.2%	(1.4)%
Total	13.7%	5.9%	(6.8)%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	19.5%	20.1%	19.2%
Workplace Safety	8.0%	7.5%	7.1%
Total	16.9%	16.8%	15.9%
ID Solutions
IDS net sales increased 20.1% to $1,010.9 million in fiscal 2022, compared to $841.5 million in fiscal 2021. The net sales increase consisted of organic sales growth of 12.8%, growth from acquisitions of 9.4% and a decrease from foreign currency translation of 2.1%.
Organic sales grew in all three regions in fiscal 2022. Organic sales in the Americas and Asia increased nearly 12% and organic sales in Europe grew approximately 15%. Organic sales grew in all major product lines with the strongest growth in the wire identification and product identification product lines. Approximately one-third of the organic sales growth in IDS was driven by price increases with the remainder of the growth resulting from volume.
Segment profit increased to $197.1 million in fiscal 2022 from $169.2 million in fiscal 2021, an increase of $27.9 million or 16.5%. The increase in segment profit was primarily due to organic sales growth in fiscal 2022. As a percent of net sales, segment profit decreased to 19.5% in fiscal 2022 compared to 20.1% in fiscal 2021. The decrease in segment profit as a percentage of net sales was primarily due to gross margin compression resulting from an increase in the cost of materials, labor and freight, as well as incremental amortization expense of $7.9 million in fiscal 2022, which was partially offset by pricing actions.
Workplace Safety
WPS sales decreased 4.0% to $291.2 million in fiscal 2022 compared to $303.2 million in fiscal 2021, all of which was due to foreign currency translation. The WPS business realized organic sales growth during the height of the pandemic at the end of fiscal 2020 and the beginning of fiscal 2021 due to increased sales of personal protective equipment and other pandemic-related products, which resulted in challenging comparable results during the first half of fiscal 2022. Sales of core safety and identification products continued to recover through fiscal 2022 but were offset by a decline in sales of COVID-19 related products in the first half of the year, resulting in an organic sales decline which was offset by organic sales growth in the second half of the year, finishing the year with flat organic sales in the WPS business. Organic sales consisted of a low-single digit decrease in catalog channel sales and low single-digit growth in digital sales in fiscal 2022 compared to fiscal 2021.

Organic sales in Europe and Australia increased slightly, while organic sales in North America decreased in the low-single digits in fiscal 2022 compared to fiscal 2021. The trend noted above was applicable to each region within the WPS business with challenging comparable results during the first half of fiscal 2022 due to decreased demand for pandemic-related products, which was offset by an increase in sales of core safety and identification products. Digital sales increased in the mid-single digits in both North America and Europe and increased in the low-single digits in Australia. This growth was offset by a mid-single digit decline in catalog sales in North America, while catalog sales were essentially flat in Europe and Australia in fiscal 2022 compared to fiscal 2021.
Segment profit increased to $23.2 million in fiscal 2022 compared to $22.8 million in fiscal 2021, an increase of $0.5 million or 2.1%. As a percentage of net sales, segment profit increased to 8.0% in fiscal 2022 compared to 7.5% in fiscal 2021. The increase in segment profit was primarily due to actions taken during the third quarter of the fiscal year to reduce the cost structure, including reductions in headcount and advertising expenses. As a result, the entire increase in segment profit occurred during the second half of fiscal 2022.
Financial Condition
Liquidity & Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2022, approximately 94% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $114.1 million at July 31, 2022, a reduction of $33.3 million from July 31, 2021. The following summarizes the cash flow statement for the years ended July 31:

(Dollars in thousands)	2022	2021	2020
Net cash flow provided by (used in):
Operating activities	$118,449	$205,665	$140,977
Investing activities	(43,071)	(268,592)	(36,119)
Financing activities	(102,089)	(12,324)	(163,520)
Effect of exchange rate changes on cash	(6,555)	4,943	(2,767)
Net decrease in cash and cash equivalents	$(33,266)	$(70,308)	$(61,429)
Net cash provided by operating activities was $118.4 million during fiscal 2022, compared to $205.7 million in fiscal 2021. The decrease was primarily due to cash outflows for inventory purchases in order to reduce the risk of supply chain disruption. In addition, annual incentive compensation payments were higher in the current fiscal year than they were in the prior year.
Net cash used in investing activities was $43.1 million during fiscal 2022, compared to $268.6 million in the prior year. The decrease in cash used in investing activities was primarily due to the acquisitions of Code, Magicard and Nordic ID which were closed during the fourth quarter of fiscal 2021.
Net cash used in financing activities was $102.1 million during fiscal 2022, which primarily consisted of share repurchases of $109.2 million and dividend payments of $45.9 million, which was partially offset by $57.0 million of net borrowing on the credit facility. Net cash used in financing activities of $12.3 million during fiscal 2021 primarily consisted of dividend payments of $45.7 million and share repurchases of $3.6 million, which was partially offset by net borrowing on the credit facility of $38.0 million to finance a portion of the purchase price of Code in the fourth quarter of fiscal 2021.

Material Cash Requirements
Our material cash requirements for known contractual obligations include capital expenditures, borrowings on credit facilities and lease obligations, each of which are discussed in more detail throughout this section. We believe that net cash provided by operating activities will continue to be adequate to meet our liquidity and capital needs for these items over the short-term in the next 12 months and in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current and anticipated customer needs and are fulfilled by our suppliers within short time horizons. We do not have significant agreements for the purchase of inventory or other goods or services specifying minimum order quantities. In addition, we may have liabilities for uncertain tax positions, but we do not believe that the cash requirements to meet any of these liabilities will be material. A discussion of income taxes is contained in Note 11 of the Notes to Consolidated Financial Statements.
Credit Facilities and Covenant Compliance
Refer to Item 8, Note 6, "Debt" for information regarding the Company's credit facilities and covenant compliance.
Subsequent Events Affecting Financial Condition
Refer to Item 8, Note 16, "Subsequent Events" for information regarding the Company's subsequent events affecting financial condition.
Inflation and Changing Prices
Essentially all of the Company’s revenue is derived from the sale of its products and services in competitive markets. Because prices are influenced by market conditions, it is not always possible to fully recover cost increases through pricing. Changes in product mix from year to year, timing differences in instituting price changes, and the large amount of custom products make it impracticable to accurately define the impact of inflation on profit margins.
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
While the Company has support for the positions it takes on tax returns, taxing authorities may assert different interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax laws including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The liability for unrecognized tax benefits, excluding interest and penalties, was $20.6 million and $21.9 million as of July 31, 2022 and 2021, respectively. If recognized, $17.8 million and $18.7 million of unrecognized tax benefits as of July 31, 2022 and 2021, respectively, would reduce the Company's income tax rate. Accrued interest and penalties related to unrecognized tax benefits were $4.8 million and $4.4 million as of July 31, 2022 and 2021, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the Consolidated Statements of

Income. The Company believes it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $3.9 million in the next 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized as an income tax benefit in the Consolidated Statements of Income.
The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments regarding: (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income or loss, and (iii) the impact of tax planning strategies. The Company recognized valuation allowances for its deferred tax assets of $47.3 million and $51.1 million as of July 31, 2022 and 2021, respectively, which were primarily related to foreign tax credit carryforwards and net operating loss carryforwards in its various tax jurisdictions.
Goodwill and Other Indefinite-lived Intangible Assets
The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value. If the actual results differ from these estimates, it could result in an impairment of intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, goodwill and other indefinite-lived intangible assets must be tested for impairment at least annually. If circumstances or events prior to the date of the required annual assessment indicate that, in management's judgment, it is more likely than not that there has been a reduction of fair value of a reporting unit below its carrying value, the Company performs an impairment analysis at the time of such circumstance or event. Changes in management's estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company's financial condition and results of operations.
The Company has identified eight reporting units within its two reportable segments, IDS and WPS, with the following goodwill balances as of July 31, 2022: IDS Americas and Europe, $286.9 million; PDC, $93.3 million; WPS Europe, $30.7 million; Code Corporation, $138.6 million; and Magicard, $37.3 million. The IDS Asia, WPS North America, and WPS Australia reporting units each have a goodwill balance of zero. The Company believes that the discounted cash flow model and the market approach provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company's current and long-range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, fluctuations in gross profit margins and SG&A expense as a percentage of sales, capital expenditures, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.
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
The Company considers a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. The annual impairment testing performed on May 1, 2022, in accordance with ASC 350, “Intangibles - Goodwill and Other” indicated that each of the reporting units had a fair value substantially in excess of its carrying value.

Other Indefinite-Lived Intangible Assets
Other indefinite-lived intangible assets, which consists of tradenames, are tested for impairment in accordance with the Company's policy outlined above using the income approach. Fair value is estimated using the income approach based upon current sales projections applying the relief from royalty method. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As a result of the analysis performed on May 1, 2022, all indefinite-lived tradenames had fair value in excess of carrying value.
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
The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. As of July 31, 2022, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $25.3 million. The Company's multi-currency revolving credit facility allows it to borrow up to $200 million in currencies other than U.S. dollars. The Company has periodically borrowed funds in Euros and British Pounds under its revolving credit facility. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company's exposure to the associated currency.
The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a significant portion of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates in effect during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. Currency exchange rates decreased fiscal 2022 net sales by 2.6% compared to fiscal 2021 as the U.S. dollar appreciated, on average, against other major currencies throughout the year.
Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ equity. The Company’s currency translation adjustments recorded during the years ended July 31, 2022, 2021, and 2020, as a separate component of stockholders’ equity, were unfavorable by $53.4 million, favorable by $10.3 million, and favorable by $6.6 million, respectively. As of July 31, 2022 and 2021, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $193.6 million and $184.5 million, respectively. The potential decrease in net current assets as of July 31, 2022, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $19.4 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2022, the Company had no interest rate derivatives and no fixed rate debt outstanding.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brady Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Taxes — Valuation Allowances — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), taxable income in prior carryback year(s) if permitted under the tax law, and tax planning strategies. The Company’s valuation allowance for deferred tax assets was $47.3 million as of July 31, 2022.

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
September 1, 2022
We have served as the Company's auditor at least since 1981; however, an earlier year cannot be reliably determined.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2022 and 2021
(Dollars in thousands)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$114,069	$147,335
Accounts receivable, net of allowance for credit losses of $7,355 and $7,306, respectively	183,233	170,579
Inventories	190,023	136,107
Prepaid expenses and other current assets	10,743	11,083
Total current assets	498,068	465,104
Property, plant and equipment—net	139,511	121,741
Goodwill	586,832	614,137
Other intangible assets	74,028	92,334
Deferred income taxes	15,881	16,343
Operating lease assets	31,293	41,880
Other assets	21,719	26,217
Total	$1,367,332	$1,377,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,116	$82,152
Accrued compensation and benefits	76,764	81,173
Taxes, other than income taxes	12,539	13,054
Accrued income taxes	8,294	3,915
Current operating lease liabilities	15,003	17,667
Other current liabilities	61,458	59,623
Total current liabilities	255,174	257,584
Long-term debt	95,000	38,000
Long-term operating lease liabilities	19,143	28,347
Other liabilities	86,717	90,797
Total liabilities	456,034	414,728
Stockholders’ equity:
Class A nonvoting common stock — Issued 51,261,487 shares, and outstanding 46,370,708 and 48,528,245 shares, respectively (aggregate liquidation preference of $42,716)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	345,266	339,125
Retained earnings	892,417	788,369
Treasury stock — 4,890,779 and 2,733,242 shares, respectively, of Class A nonvoting common stock, at cost	(217,856)	(109,061)
Accumulated other comprehensive loss	(109,077)	(55,953)
Total stockholders’ equity	911,298	963,028
Total	$1,367,332	$1,377,756

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2022, 2021 and 2020
(Dollars in thousands, except per share amounts)

	2022	2021	2020
Net sales	$1,302,062	$1,144,698	$1,081,299
Cost of goods sold	670,510	583,252	552,734
Gross margin	631,552	561,446	528,565
Operating expenses:
Research and development	58,548	44,551	40,662
Selling, general and administrative	379,992	349,768	336,059
Impairment charges	—	—	13,821
Total operating expenses	438,540	394,319	390,542
Operating income	193,012	167,127	138,023
Other income (expense):
Investment and other income	244	4,333	5,079
Interest expense	(1,276)	(437)	(2,166)
Income before income taxes and losses of unconsolidated affiliate	191,980	171,023	140,936
Income tax expense	42,001	35,610	28,321
Income before losses of unconsolidated affiliate	149,979	135,413	112,615
Equity in losses of unconsolidated affiliate	—	(5,754)	(246)
Net income	$149,979	$129,659	$112,369
Net income per Class A Nonvoting Common Share:
Basic	$2.92	$2.49	$2.13
Diluted	$2.90	$2.47	$2.11
Net income per Class B Voting Common Share:
Basic	$2.91	$2.48	$2.11
Diluted	$2.89	$2.46	$2.10
Weighted average common shares outstanding:
Basic	51,321	52,039	52,763
Diluted	51,651	52,409	53,231

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended July 31, 2022, 2021 and 2020
(Dollars in thousands)

	2022	2021	2020
Net income	$149,979	$129,659	$112,369
Other comprehensive (loss) income:
Foreign currency translation adjustments	(53,402)	10,266	6,640

Cash flow hedges:
Net gain (loss) recognized in other comprehensive (loss) income	1,282	1,451	(576)
Reclassification adjustment for gains included in net income	(909)	(399)	(614)
	373	1,052	(1,190)
Pension and other post-retirement benefits:
Net gain (loss) recognized in other comprehensive (loss) income	424	—	(468)
Net actuarial gain amortization	(1,043)	(388)	(380)
	(619)	(388)	(848)

Other comprehensive (loss) income, before tax	(53,648)	10,930	4,602
Income tax benefit (expense) related to items of other comprehensive (loss) income	524	(406)	175
Other comprehensive (loss) income, net of tax	(53,124)	10,524	4,777
Comprehensive income	$96,855	$140,183	$117,146

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2022, 2021 and 2020
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
Balances at July 31, 2019	$548	$329,969	$637,843	$(46,332)	$(71,254)
Net income	—	—	112,369	—	—
Other comprehensive income, net of tax	—	—	—	—	4,777
Issuance of shares of Class A Common Stock under stock plan	—	(7,184)	—	3,630	—
Tax benefit and withholdings from deferred compensation distributions	—	134	—	—	—
Stock-based compensation expense (Note 7)	—	8,843	—	—	—
Repurchase of shares of Class A Common Stock	—	—	—	(64,514)	—
Cash dividends on Common Stock:
Class A — $0.87 per share	—	—	(42,736)	—	—
Class B — $0.85 per share	—	—	(3,020)	—	—
Balances at July 31, 2020	$548	$331,762	$704,456	$(107,216)	$(66,477)
Net income	—	—	129,659	—	—
Other comprehensive income, net of tax	—	—	—	—	10,524
Issuance of shares of Class A Common Stock under stock plan	—	(2,767)	—	1,748	—
Tax benefit and withholdings from deferred compensation distributions	—	32	—	—	—
Stock-based compensation expense (Note 7)	—	10,098	—	—	—
Repurchase of shares of Class A Common Stock	—	—	—	(3,593)	—
Cash dividends on Common Stock:
Class A — $0.88 per share	—	—	(42,690)	—	—
Class B — $0.86 per share	—	—	(3,056)	—	—
Balances at July 31, 2021	$548	$339,125	$788,369	$(109,061)	$(55,953)
Net income	—	—	149,979	—	—
Other comprehensive income, net of tax	—	—	—	—	(53,124)
Issuance of shares of Class A Common Stock under stock plan	—	(4,478)	—	434	—
Tax benefit and withholdings from deferred compensation distributions	—	115	—	—	—
Stock-based compensation expense (Note 7)	—	10,504	—	—	—
Repurchase of shares of Class A Common Stock	—	—	—	(109,229)	—
Cash dividends on Common Stock:
Class A — $0.90 per share	—	—	(42,805)	—	—
Class B — $0.88 per share	—	—	(3,126)	—	—
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2022, 2021 and 2020
(Dollars in thousands)

	2022	2021	2020
Operating activities:
Net income	$149,979	$129,659	$112,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,182	25,483	23,437
Stock-based compensation expense	10,504	10,098	8,843
Deferred income taxes	(1,645)	(8,965)	(764)
Impairment charges	—	—	13,821
Equity in losses of unconsolidated affiliate	—	5,754	246
Other	1,197	(831)	2,611
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(25,330)	(12,614)	13,902
Inventories	(62,907)	7,298	(13,917)
Prepaid expenses and other assets	807	(4,498)	4,477
Accounts payable and accrued liabilities	6,826	58,283	(26,128)
Income taxes	4,836	(4,002)	2,080
Net cash provided by operating activities	118,449	205,665	140,977
Investing activities:
Purchases of property, plant and equipment	(43,138)	(27,189)	(27,277)
Acquisition of businesses, net of cash acquired	—	(243,983)	—
Other	67	2,580	(8,842)
Net cash used in investing activities	(43,071)	(268,592)	(36,119)
Financing activities:
Payment of dividends	(45,931)	(45,746)	(45,756)
Proceeds from exercise of stock options	1,082	1,765	5,511
Payments for employee taxes withheld from stock-based awards	(5,127)	(2,783)	(9,065)
Purchase of treasury stock	(109,229)	(3,593)	(64,514)
Proceeds from borrowing on credit facilities	243,716	101,957	20,697
Repayment of borrowing on credit facilities	(186,716)	(63,957)	(21,855)
Principal payments on debt	—	—	(48,672)
Other	116	33	134
Net cash used in financing activities	(102,089)	(12,324)	(163,520)
Effect of exchange rate changes on cash and cash equivalents	(6,555)	4,943	(2,767)
Net decrease in cash and cash equivalents	(33,266)	(70,308)	(61,429)
Cash and cash equivalents, beginning of period	147,335	217,643	279,072
Cash and cash equivalents, end of period	$114,069	$147,335	$217,643

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,082	$373	$2,401
Income taxes	33,834	46,852	29,600

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2022, 2021 and 2020
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
Acquisitions — The Company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. The operating results of the acquired companies are included in the Company’s consolidated financial statements from the date of acquisition. Acquisition-related costs are expensed as incurred and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period are recorded in income tax expense.
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
Equity Method Investment — The equity method of accounting is applied to investments in which the Company has significant influence over the operating and financial decisions of the investee. The Company evaluates its equity method investments each reporting period for evidence of a loss in value that is other than a temporary decline. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company performed this analysis and concluded that its investment in React Mobile, Inc. was other-than-temporarily impaired and recognized an impairment charge of $4,994 for the Company's remaining equity interest in React Mobile, Inc. during the year ended July 31, 2021.
Inventories — Inventories are stated at the lower of cost or net realizable value and include material, labor, and overhead. Cost has been determined using the last-in, first-out (“LIFO”) method for certain inventories in the U.S. (13.3% of total inventories at July 31, 2022, and 12.5% of total inventories at July 31, 2021) and the first-in, first-out (“FIFO”) or average cost methods for all other inventories. Had all inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $9,900 and $7,707 as of July 31, 2022 and 2021, respectively.

Inventories consist of the following as of July 31:

	2022	2021
Finished products	$112,323	$87,489
Work-in-process	29,272	20,189
Raw materials and supplies	48,428	28,429
Total inventories	$190,023	$136,107
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
Property, plant and equipment consist of the following as of July 31:

	Range of Useful Lives	2022	2021
Land		$11,916	$8,201
Buildings and improvements	10 to 33 Years	123,619	108,801
Machinery and equipment	3 to 10 Years	268,527	276,994
Construction in progress		7,825	4,991
Property, plant and equipment—gross		411,887	398,987
Accumulated depreciation		(272,376)	(277,246)
Property, plant and equipment—net		$139,511	$121,741
Depreciation expense was $19,216, $18,406, and $18,218 for the years ended July 31, 2022, 2021 and 2020, respectively.
Goodwill — The Company evaluates the carrying amount of goodwill annually or more frequently if events or changes in circumstances have occurred that indicate the goodwill might be impaired. The Company completes impairment reviews for its reporting units using a fair-value method based on management's judgments and assumptions. When performing its annual impairment assessment, the Company evaluates the recoverability of goodwill assigned to each of its reporting units by comparing the estimated fair value of the respective reporting unit to the carrying value, including goodwill. The Company estimates fair value utilizing the income approach and the market approach. The income approach requires management to make a number of assumptions and estimates for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the respective reporting unit. The market approach estimates fair value using performance multiples of comparable publicly-traded companies. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, an impairment loss, if any, is recognized for the difference between the implied fair value and the carrying value of the reporting unit's goodwill. The annual impairment testing performed on May 1, 2022, indicated that all reporting units with goodwill had a fair value substantially in excess of its carrying value. No goodwill impairment charges were recognized during the year ended July 31, 2022.
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

In fiscal 2022, long-lived and other intangible assets were analyzed for potential impairment. As a result of the analysis, no impairment charges were recorded. Refer to Note 3, "Other Intangible Assets and Long-Lived Assets" for further information regarding the impairment charges recorded in fiscal 2020.
Leases — The Company accounts for leases in accordance with Accounting Standards Codification ("ASC") 842 "Leases." The Company determines whether an arrangement contains a lease at contract inception based on whether the arrangement provides the Company with the right to direct the use of and the right to obtain substantially all of the economic benefits from an identified asset in exchange for consideration. The Company recognizes a right-of-use ("ROU") asset and lease liability for its lease commitments with initial terms greater than one year.
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
As of July 31, 2022, all leases are accounted for as operating leases, with lease expense being recognized on a straight-line basis over the lease term. Operating leases are reflected in “Operating lease assets,” “Current operating lease liabilities,” and “Long-term operating lease liabilities” in the accompanying Consolidated Balance Sheets. Operating lease expense is recognized in either cost of goods sold or selling, general, and administrative expenses in the Consolidated Statements of Income, based on the nature of the lease. ROU assets are evaluated for impairment in the same manner as long-lived assets. No impairment charges were recognized related to operating lease assets during the year ended July 31, 2022. Refer to Note 3, "Other Intangible and Long-Lived Assets" for additional information regarding the impairment charges recognized during fiscal 2020.
Revenue Recognition — The majority of the Company’s revenue relates to the sale of identification solutions and workplace safety products to customers. The Company accounts for revenue in accordance with ASC Topic 606 "Revenue from Contracts with Customers." Revenue is recognized when control of the product or service transfers to the customer in an amount that represents the consideration expected to be received in exchange for those products and services. The Company considers control to have transferred when legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the collection of the transaction price is reasonably assured, most of which occur upon shipment or delivery of goods to customers. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated customer returns and credit memos. The Company records an allowance for estimated product returns and credit memos using the expected value method based on historical experience, which is recognized as a deduction from net sales at the time of sale. As of July 31, 2022 and 2021, the Company had a reserve for estimated product returns and credit memos of $4,415 and $5,510, respectively.
Sales Incentives — The Company accounts for cash consideration (such as sales incentives, rebates, and cash discounts) given to its customers or resellers as a reduction of revenue. Sales incentives for the years ended July 31, 2022, 2021, and 2020 were $50,265, $38,876, and $38,476, respectively.
Shipping and Handling Costs — Shipping and handling fees billed to a customer in a sale transaction are reported as net sales and the related costs incurred for shipping and handling are reported in cost of goods sold.
Advertising Costs — Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 2022, 2021, and 2020 was $55,568, $54,370, and $63,482, respectively.
Stock-Based Compensation — The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated grant-date fair values. The Black-Scholes option valuation model is used to determine the fair value of stock option awards on the date of grant. The Company recognizes the compensation cost, net of estimated forfeitures, of all share-based awards on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is generally reversed in the period in which this is evident and the remaining expense is not recorded.
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
Foreign Currency Translation — The assets and liabilities of subsidiaries whose functional currency is a currency other than the U.S. dollar are translated into U.S. dollars at end of period rates of exchange, and income and expense accounts are translated at the average rates of exchange for the period. Resulting foreign currency translation adjustments are included in other comprehensive income.
Income Taxes — The Company accounts for income taxes in accordance with ASC 740 "Income Taxes." Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax laws and rates applicable to the periods in which the differences are expected to be realized or settled. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The Company recognizes the benefit of income tax positions only if those positions are more likely than not to be sustained upon examination by the tax authority. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs.
Fair Value of Financial Instruments — The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities) approximates fair value due to the short-term nature of these instruments. Refer to Note 6, "Debt" for more information regarding the fair value of long-term debt and Note 13, "Fair Value Measurements" for information regarding fair value measurements.
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." Subject to meeting certain criteria, this guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate ("LIBOR"). This guidance was effective upon issuance and allowed application to contract changes as early as January 1, 2020. The adoption of this update did not have a material impact on the Company's consolidated financial statements.
Standards not yet adopted
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers.” The guidance is effective for fiscal years beginning after December 15, 2022. The Company does not currently expect a material impact to its consolidated financial statements or disclosures from the adoption of this standard.

2. Goodwill
Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2022 and 2021, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2020	$382,347	$33,687	$416,034
Current year acquisitions	195,166	—	195,166
Translation adjustments	1,422	1,515	2,937
Balance as of July 31, 2021	$578,935	$35,202	$614,137
Working capital adjustment	(693)	—	(693)
Translation adjustments	(22,091)	(4,521)	(26,612)
Balance as of July 31, 2022	$556,151	$30,681	$586,832
Goodwill declined $27,305 during the year ended July 31, 2022 mainly due to the negative effects of foreign currency translation. In addition, the final working capital adjustment from the acquisition of Code decreased the goodwill balance by $693.
Goodwill increased $198,103 during the year ended July 31, 2021. Of the $198,103 increase, $139,347 was due to the acquisition of Code, $43,235 was due to the acquisition of Magicard, $12,584 was due to the acquisition of Nordic ID, and $2,937 was due to the positive effects of foreign currency translation.
The annual impairment testing performed on May 1, 2022, in accordance with ASC 350, “Intangibles - Goodwill and Other” indicated that all of the reporting units with goodwill (IDS Americas and Europe, PDC, WPS Europe, Code Corporation and Magicard) had a fair value substantially in excess of its carrying value.

3. Other Intangible and Long-Lived Assets
Other intangible assets include customer relationships, tradenames, and technology with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived tradenames that are classified as other intangible assets.

Other intangible assets as of July 31, 2022 and 2021, consisted of the following:

	July 31, 2022				July 31, 2021
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$1,749	$(1,014)	$735	3	$1,821	$(356)	$1,465
Customer relationships	9	105,404	(48,428)	56,976	9	110,950	(39,069)	71,881
Technology	5	9,136	(2,241)	6,895	5	9,578	(335)	9,243
Unamortized other intangible assets:
Tradenames	N/A	9,422	—	9,422	N/A	9,745	—	9,745
Total		$125,711	$(51,683)	$74,028		$132,094	$(39,760)	$92,334
The change in the gross carrying amount of other intangible assets as of July 31, 2022 compared to July 31, 2021 was primarily due to the effect of currency fluctuations during the during the year ended July 31, 2022.
Amortization expense on intangible assets during the years ended July 31, 2022, 2021, and 2020 was $14,966, $7,077, and $5,219, respectively. Amortization expense over each of the next five fiscal years is projected to be $11,739, $9,312, $8,987, $8,114, and $7,628 for the fiscal years ending July 31, 2023, 2024, 2025, 2026, and 2027, respectively.
During the year ended July 31, 2020, impairment charges of $8,665 were recognized related to indefinite-lived tradenames. In addition, impairment charges of $2,681 were recognized related to property, plant and equipment; of which $2,353 and $328 related to the IDS and WPS segments, respectively. Impairment charges of $2,475 were recognized related to operating lease assets, of which $2,035 and $440 related to the WPS and IDS segments, respectively. These items resulted in a total impairment charge of $13,821 recognized in "Impairment charges" on the Consolidated Statements of Income for the year ended July 31, 2020.

4. Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of July 31, 2022 and 2021, the Company did not have any finance leases.
Short-term lease expense, variable lease expenses, and sublease income were immaterial to the Consolidated Statements of Income for the year ended July 31, 2022.
The following table summarizes lease expense recognized during the years ended July 31, 2022, 2021 and 2020:

	Consolidated Statements of Income Location	July 31, 2022	July 31, 2021	July 31, 2020
Operating lease cost	Cost of goods sold	$7,893	$8,268	$9,197
Operating lease cost	Selling, general, and administrative expenses	9,822	8,625	8,974

The following table summarizes the maturity of the Company's lease liabilities as of July 31, 2022:

Years ending July 31,	Operating Leases
2023	$16,002
2024	11,317
2025	5,632
2026	2,234
2027	679
Thereafter	124
Total lease payments	$35,988
Less: interest	(1,842)
Present value of lease liabilities	$34,146
The weighted average remaining lease terms and discount rates for the Company's operating leases as of July 31, 2022 and 2021 were as follows:

	July 31, 2022	July 31, 2021
Weighted average remaining lease term (in years)	2.7	3.0
Weighted average discount rate	3.9%	3.3%
Supplemental cash flow information related to the Company's operating leases during the years ended July 31, 2022 and 2021, were as follows:

	2022	2021
Operating cash outflows from operating leases	$19,005	$18,334
Operating lease assets obtained in exchange for new operating lease liabilities (1)	7,607	16,522
(1) Includes new leases and remeasurements or modifications of existing leases.
The Company evaluates right-of-use assets for impairment in the same manner as long-lived assets. No impairment charges were recorded during the years ended July 31, 2022 or 2021. Refer to Note 3, "Other Intangible and Long-Lived Assets" for information regarding impairment charges recognized during the year ended July 31, 2020.

5. Employee Benefit Plans
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) who retired prior to January 1, 2016, as outlined by the Plan. The Plan is unfunded, and the liability, unrecognized gain, and associated income statement impact are immaterial. The current portion and non-current portion of the liabilities for postretirement medical benefits are included in “Other current liabilities” and “Other liabilities," respectively, on the accompanying Consolidated Balance Sheets as of July 31, 2022 and 2021. The unrecognized gain is reported as a component of AOCI.
The Company also has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan which allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or in other investment funds. Neither plan allows funds to be transferred between the Company's Class A Nonvoting Common Stock and the other investment funds. The Company has an additional non-qualified deferred compensation plan, the Brady Restoration Plan, which allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for executives' income exceeding the IRS limits for participation in a qualified 401(k) plan. Deferred compensation of $18,043 and $20,144 was included in "Other liabilities" in the accompanying Consolidated Balance Sheets as of July 31, 2022 and 2021, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plan, based on income of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $3,644 and $3,686 were included in "Other current liabilities" in the accompanying Consolidated

Balance Sheets as of July 31, 2022 and 2021, respectively. The amounts charged to expense for these retirement and profit sharing plans were $15,063, $13,246, and $12,129 during the years ended July 31, 2022, 2021 and 2020, respectively.

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
As of July 31, 2022, the outstanding balance on the credit facility was $95.0 million. The maximum amount outstanding on the credit facility during the year ended July 31, 2022 was $120.0 million. As of July 31, 2022, there was $103.4 million available for future borrowing under the credit facility, which can be increased to $303.4 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024. As such, borrowings are classified as long-term on the Consolidated Balance Sheets.
The Company’s revolving loan agreement requires it to maintain certain financial covenants, including a ratio of debt to trailing twelve months EBITDA, as defined in the agreement, of not more than a 3.5 to 1.0 ratio (leverage ratio) and trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage ratio). As of July 31, 2022, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.37 to 1.0 and the interest expense coverage ratio equal to 190.0 to 1.0.
As of July 31, 2022 and 2021, borrowings on the revolving loan agreement were as follows:

	July 31, 2022	July 31, 2021
USD-denominated borrowing on revolving loan agreement	$95,000	$38,000
Interest Rate	2.73%	0.84%
Due to the variable interest rate pricing of the Company's revolving debt, it is determined that the carrying value of the debt equals the fair value of the debt.
The Company had outstanding letters of credit of $1,643 and $2,901 at July 31, 2022 and 2021, respectively.

7. Stockholders' Equity
Information as to the Company’s capital stock as of July 31, 2022 and 2021 was as follows:

	July 31, 2022			July 31, 2021
	Shares Authorized	Shares Issued	Amount (thousands)	Shares Authorized	Shares Issued	Amount (thousands)
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548
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
The following is a summary of other activity in stockholders’ equity during the years ended July 31, 2022, 2021, and 2020:

	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2019	$8,506	$(8,506)	$—
Shares at July 31, 2019	285,533	285,533
Sale of shares at cost	$(460)	$460	$—
Purchase of shares at cost	1,293	(1,293)	—
Balances at July 31, 2020	$9,339	$(9,339)	$—
Shares at July 31, 2020	292,329	292,329
Sale of shares at cost	$(277)	$277	$—
Purchase of shares at cost	1,472	(1,472)	—
Balances at July 31, 2021	$10,534	$(10,534)	$—
Shares at July 31, 2021	315,916	315,916
Sale of shares at cost	$(721)	$721	$—
Purchase of shares at cost	1,242	(1,242)	—
Balances at July 31, 2022	$11,055	$(11,055)	$—
Shares at July 31, 2022	318,285	318,285

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
At July 31, 2022, the deferred compensation balance in stockholders’ equity represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plans. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
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
As of July 31, 2022, the Company has reserved 1,843,889 shares of Class A Nonvoting Common Stock for outstanding stock options and RSUs and 2,605,629 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Total stock-based compensation expense recognized by the Company during the years ended July 31, 2022, 2021, and 2020, was $10,504 ($9,997 net of taxes), $10,098 ($9,543 net of taxes), and $8,843 ($8,048 net of taxes), respectively. As of July 31, 2022, total unrecognized compensation cost related to share-based compensation awards that are expected to vest was $6,371 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.6 years.
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
The Company has estimated the fair value of its time-based stock option awards granted during the years ended July 31, 2022, 2021, and 2020, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2022	2021	2020
Expected term (in years)	6.23	6.21	6.20
Expected volatility	30.04%	30.71%	26.07%
Expected dividend yield	2.26%	2.49%	2.63%
Risk-free interest rate	1.27%	0.38%	1.64%
Weighted-average market value of underlying stock at grant date	$49.17	$39.92	$54.05
Weighted-average exercise price	$49.17	$39.92	$54.05
Weighted-average fair value of options granted during the period	$11.55	$8.65	$10.63

The following is a summary of stock option activity for the year ended July 31, 2022:

Time-Based Options	Option Price			Options Outstanding	Weighted Average Exercise Price
Balance as of July 31, 2021	$19.96	—	$54.05	1,474,068	$38.45
New grants	46.70	—	49.79	302,225	49.17
Exercised	19.96	—	43.98	(141,748)	23.68
Forfeited	39.92	—	54.05	(43,020)	47.09
Balance as of July 31, 2022	$19.96	—	$54.05	1,591,525	$41.57
The total fair value of options vested during the years ended July 31, 2022, 2021, and 2020, was $2,446, $2,371, and $2,800, respectively. The total intrinsic value of options exercised during the years ended July 31, 2022, 2021, and 2020, based upon the average market price at the time of the exercise during the period, was $4,269, $1,477, and $14,692, respectively.
There were 1,050,240, 949,668, and 776,273 options exercisable with a weighted average exercise price of $38.90, $34.97, and $31.50 at July 31, 2022, 2021, and 2020, respectively. The cash received from the exercise of stock options during the years ended July 31, 2022, 2021, and 2020, was $1,082, $1,765, and $5,511, respectively. The tax benefit on options exercised during the years ended July 31, 2022, 2021, and 2020, was $1,067, $369, and $3,673, respectively.
The following table summarizes information about stock options outstanding at July 31, 2022:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at July 31, 2022	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at July 31, 2022	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$19.96 - $29.99	106,913	2.8	$21.10	106,913	2.8	$21.10
$30.00 - $39.99	749,131	5.7	37.12	568,451	4.9	36.23
$40.00 - $54.05	735,481	7.7	49.07	374,876	6.6	48.02
Total	1,591,525	6.4	$41.57	1,050,240	5.3	$38.90

As of July 31, 2022, the aggregate intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options outstanding and the options exercisable was $11,627 and $10,169, respectively.
RSUs
RSUs issued under the plan have a grant date fair value equal to the fair market value of the underlying stock at the date of grant. Shares issued under the plan are referred to herein as either "time-based" or "performance-based" RSUs. The time-based RSUs issued under the plan generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan generally vest at the end of a three-year service period indexed to the Company's total shareholder return ("TSR") against a defined peer group. In fiscal 2022, half of the performance-based RSUs granted will vest based on the Company's TSR against a defined peer group and the other half will vest based on revenue performance measured with respect to four performance periods.

The following tables summarize the RSU activity during the year ended July 31, 2022:

Time-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2021	156,466	$45.40
New grants	99,278	48.96
Vested	(73,162)	45.47
Forfeited	(9,352)	44.73
Balance as of July 31, 2022	173,230	$47.45
The time-based RSUs granted during the years ended July 31, 2021 and 2020, had a weighted-average grant-date fair value of $40.82 and $53.38, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2021	119,281	$61.05
New grants (1)	76,743	61.76
Vested (1)	(76,885)	50.70
Forfeited	(40,005)	62.00
Balance as of July 31, 2022	79,134	$66.79
(1) Includes 32,393 shares resulting from the payout of performance-based RSUs granted in fiscal year 2019 due to the achievement of performance metrics exceeding the target payout.
The performance-based RSUs granted during the year ended July 31, 2022, had a fair value determined by a third-party valuation involving the use of a Monte Carlo simulation for the portion of the grant with a market condition and the portion of the grant with a performance condition had a fair value determined by the average of the high and low stock price on the date of grant. The performance-based RSUs granted during the year ended July 31, 2021 and 2020, had a weighted-average grant-date fair value of $60.73 and $75.00, respectively.
The total fair value of time-based and performance-based RSUs vested during the years ended July 31, 2022, 2021 and 2020, was $7,767, $6,167, and $9,776, respectively. The aggregate intrinsic value of unvested time-based and performance-based RSUs outstanding as of July 31, 2022, 2021, and 2020, and expected to vest, was $11,435, $16,849, and $14,013, respectively.

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

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the periods presented:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Ending balance, July 31, 2020	$(200)	$2,181	$(68,458)	$(66,477)
Other comprehensive income (loss) before reclassification	1,228	(5)	9,888	11,111
Amounts reclassified from accumulated other comprehensive loss	(299)	(288)	—	(587)
Ending balance, July 31, 2021	$729	$1,888	$(58,570)	$(55,953)
Other comprehensive income (loss) before reclassification	907	326	(52,897)	(51,664)
Amounts reclassified from accumulated other comprehensive loss	(682)	(778)	—	(1,460)
Ending balance, July 31, 2022	$954	$1,436	$(111,467)	$(109,077)
The increase in accumulated other comprehensive loss as of July 31, 2022, compared to July 31, 2021, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the fiscal year. Of the amounts reclassified from accumulated other comprehensive loss during the years ended July 31, 2022 and 2021, unrealized gains on cash flow hedges were reclassified into "Cost of goods sold" and net unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the Consolidated Statements of Income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive (loss) income:

	Years Ended July 31,
	2022	2021	2020
Income tax benefit (expense) related to items of other comprehensive (loss) income:
Cash flow hedges	$(148)	$(123)	$283
Pension and other post-retirement benefits	167	95	229
Other income tax adjustments and currency translation	505	(378)	(337)
Income tax benefit (expense) related to items of other comprehensive (loss) income	$524	$(406)	$175

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

Transaction Price and Variable Consideration
Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of product to a customer. The transaction price is generally the price stated in the contract specific for each item sold, adjusted for all applicable variable considerations. Variable consideration generally includes discounts, returns, credits, rebates, or other allowances that reduce the transaction price. Certain discounts and price assurances are fixed and known at the time of sale.
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
Contract Balances
The balance of contract liabilities associated with service warranty performance obligations was $2,675 and $2,519 as of July 31, 2022 and 2021, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the accompanying Consolidated Balance Sheets. During the year ended July 31, 2022, the Company recognized revenue of $1,064 that was included in the contract liability balance at the beginning of the period from the amortization of extended service warranties. Of the contract liability balance outstanding at July 31, 2022, the Company expects to recognize 41% by the end of fiscal 2023, an additional 27% by the end of fiscal 2024, and the balance thereafter.
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
Following is a summary of segment information as of and for the years ended July 31, 2022, 2021 and 2020:

	2022	2021	2020
Net sales:
ID Solutions:
Americas	$670,355	$551,938	$532,357
Europe	232,794	191,854	165,490
Asia	107,734	97,716	86,860
Total	$1,010,883	$841,508	$784,707
Workplace Safety:
Americas	$82,995	$85,814	$92,513
Europe	155,824	163,356	152,407
Australia	52,360	54,020	51,672
Total	$291,179	$303,190	$296,592
Total Company:
Americas	$753,350	$637,752	$624,870
Europe	388,618	355,210	317,897
Asia-Pacific	160,094	151,736	138,532
Total	$1,302,062	$1,144,698	$1,081,299
Depreciation & amortization:
ID Solutions	$31,009	$22,248	$20,745
WPS	3,173	3,235	2,692
Total Company	$34,182	$25,483	$23,437
Segment profit:
ID Solutions	$197,125	$169,238	$150,639
WPS	23,240	22,754	21,019
Total Company	$220,365	$191,992	$171,658
Assets:
ID Solutions	$1,080,194	$1,079,331	$737,589
WPS	173,069	151,090	187,234
Corporate	114,069	147,335	217,643
Total Company	$1,367,332	$1,377,756	$1,142,466
Expenditures for property, plant & equipment:
ID Solutions	$35,309	$20,262	$17,637
WPS	7,829	6,927	9,640
Total Company	$43,138	$27,189	$27,277

Following is a reconciliation of segment profit to income before income taxes and losses of unconsolidated affiliate for the years ended July 31, 2022, 2021 and 2020:

	Years Ended July 31,
	2022	2021	2020
Total profit from reportable segments	$220,365	$191,992	$171,658
Unallocated costs:
Administrative costs	(27,353)	(24,865)	(19,814)
Impairment charges (1)	—	—	(13,821)
Investment and other income	244	4,333	5,079
Interest expense	(1,276)	(437)	(2,166)
Income before income taxes and losses of unconsolidated affiliate	$191,980	$171,023	$140,936

(1) Of the total $13,821 impairment charges recognized in the year ended July 31, 2020, $11,029 related to the WPS segment and $2,792 related to the IDS segment.

	Revenues* Years Ended July 31,			Long-Lived Assets** As of July 31,
	2022	2021	2020	2022	2021	2020
Geographic information:
United States	$764,930	$642,268	$627,160	$543,187	$560,405	$361,005
Other	613,433	565,956	509,530	288,477	309,686	234,330
Eliminations	(76,301)	(63,526)	(55,391)	—	—	—
Consolidated total	$1,302,062	$1,144,698	$1,081,299	$831,664	$870,091	$595,335

* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets, and operating lease assets.

11. Income Taxes
Income before income taxes and losses of unconsolidated affiliate consists of the following:

	Years Ended July 31,
	2022	2021	2020
United States	$92,985	$59,504	$69,433
Other Nations	98,995	111,519	71,503
Total	$191,980	$171,023	$140,936
The decrease in income before income taxes and losses of unconsolidated affiliate in Other Nations to $98,995 in fiscal 2022 from $111,519 in fiscal 2021 was primarily due to intercompany royalty payments to the United States that occurred in fiscal 2022 which reduced Other Nations income before income taxes and losses of unconsolidated affiliate by $32,857. This was partially offset by improved profitability in Other Nations in fiscal 2022 compared to fiscal 2021.
The increase in income before income taxes and losses of unconsolidated affiliate in Other Nations to $111,519 in fiscal 2021 from $71,503 in fiscal 2020 was primarily due to intercompany royalty payments to the United States that occurred in fiscal 2020 which reduced Other Nations income before income taxes and losses of unconsolidated affiliate by $22,914. In addition, profitability improved in Other Nations in fiscal 2021 compared to fiscal 2020 as our global businesses continued to recover from the COVID-19 pandemic.

Income tax expense consists of the following:

	Years Ended July 31,
	2022	2021	2020
Current income tax expense:
United States	$8,639	$16,322	$3,031
Other Nations	31,851	26,141	25,133
States (U.S.)	3,156	2,112	1,160
	$43,646	$44,575	$29,324
Deferred income tax (benefit) expense:
United States	$970	$(2,662)	$1,072
Other Nations	(2,377)	(5,938)	(2,065)
States (U.S.)	(238)	(365)	(10)
	$(1,645)	$(8,965)	$(1,003)
Total income tax expense	$42,001	$35,610	$28,321
The tax effects of temporary differences are as follows as of July 31, 2022 and 2021:

	July 31, 2022
	Assets	Liabilities	Total
Inventories	$8,112	$(54)	$8,058
Employee compensation and benefits	8,146	—	8,146
Accounts receivable	2,105	—	2,105
Fixed assets	3,177	(9,618)	(6,441)
Intangible assets	859	(50,095)	(49,236)
Deferred and equity-based compensation	9,221	—	9,221
Postretirement benefits	2,301	—	2,301
Tax credit and net operating loss carry-forwards	49,006	—	49,006
Valuation allowances	(47,276)	—	(47,276)
Other, net	17,919	(5,226)	12,693
Total	$53,570	$(64,993)	$(11,423)

	July 31, 2021
	Assets	Liabilities	Total
Inventories	$5,143	$(51)	$5,092
Employee compensation and benefits	8,570	—	8,570
Accounts receivable	1,433	—	1,433
Fixed assets	3,479	(7,292)	(3,813)
Intangible assets	996	(51,987)	(50,991)
Deferred and equity-based compensation	8,069	—	8,069
Postretirement benefits	2,359	(166)	2,193
Tax credit and net operating loss carry-forwards	60,238	—	60,238
Valuation allowances	(51,069)	—	(51,069)
Other, net	13,698	(5,282)	8,416
Total	$52,916	$(64,778)	$(11,862)
Tax credit carry-forwards as of July 31, 2022 consist of the following:
•Foreign net operating loss carry-forwards of $90,331, of which $76,295 have no expiration date and the remainder of which expire from fiscal 2023 to fiscal 2039.
•State net operating loss carry-forwards of $22,629, of which $205 have no expiration date and the remainder of which expire in fiscal 2032.

•Foreign tax credit carry-forwards of $18,501, which expire from fiscal 2024 to fiscal 2031.
•State R&D credit carry-forwards of $11,066, which expire from fiscal 2023 to fiscal 2036.
Rate Reconciliation
A reconciliation of the income tax rate computed by applying the statutory U.S. federal income tax rate to income before income taxes and losses of unconsolidated affiliate to the total income tax expense is as follows:

	Years Ended July 31,
	2022	2021	2020
Tax at statutory rate	21.0%	21.0%	21.0%
International rate differential (1)	4.2%	2.3%	5.1%
Adjustments to tax accruals and reserves	(0.1)%	3.3%	(2.0)%
Research and development tax credits	(1.6)%	(1.6)%	(2.0)%
Valuation allowance against foreign tax credits and foreign net operating loss carry-forwards	(1.2)%	(4.8)%	—%
Deferred tax and other adjustments, net	(0.4)%	0.6%	(2.0)%
Income tax rate	21.9%	20.8%	20.1%
(1)Represents the foreign income tax rate differential when compared to the U.S. statutory income tax rate for the years ended July 31, 2022, 2021, and 2020.
Uncertain Tax Positions
The Company follows the guidance in ASC 740, "Income Taxes" regarding uncertain tax positions. The guidance requires application of a more-likely-than-not threshold to the recognition and de-recognition of income tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance as of July 31, 2019	$14,841
Additions based on tax positions related to the current year	2,798
Additions for tax positions of prior years	1,295
Reductions for tax positions of prior years	(5,087)
Lapse of statute of limitations	(117)
Cumulative translation adjustments and other	(108)
Balance as of July 31, 2020	$13,622
Additions based on tax positions related to the current year	4,664
Additions for tax positions of prior years (1)	3,940
Reductions for tax positions of prior years	(365)
Lapse of statute of limitations	(159)
Cumulative translation adjustments and other	210
Balance as of July 31, 2021	$21,912
Additions based on tax positions related to the current year	3,233
Additions for tax positions of prior years	435
Reductions for tax positions of prior years	(122)
Lapse of statute of limitations	(3,226)
Settlements with tax authorities	(1,129)
Cumulative translation adjustments and other	(539)
Balance as of July 31, 2022	$20,564
(1)Includes acquisitions.
Of the $20,564 of unrecognized tax benefits, if recognized, $17,821 would affect the Company's income tax rate. The Company has classified $17,689 and $15,427, excluding interest and penalties, of the reserve for uncertain tax positions in "Other liabilities" on the Consolidated Balance Sheets as of July 31, 2022 and 2021, respectively. The Company has classified $2,875 and $6,485, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the accompanying Consolidated Balance Sheets as of July 31, 2022 and 2021, respectively.

Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. The Company recognized interest (expense) and benefits of ($701), ($596), and $372 on the reserve for uncertain tax positions during the years ended July 31, 2022, 2021, and 2020, respectively. The Company also recognized benefits and (expenses) related to penalties of $82, $(595), and $96 during the years ended July 31, 2022, 2021, and 2020, respectively. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2022 and 2021, the Company had $2,878 and $2,297, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2022 and 2021, the Company had $1,925 and $2,098, respectively, accrued for penalties on unrecognized tax benefits. Interest expense and penalties are recorded as a component of "Income tax expense" in the Consolidated Statements of Income.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $3,945 during the year ending July 31, 2023 as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or the expiration of statute of limitations, all of which, if recognized, would result in an income tax benefit in the Consolidated Statements of Income.
During the year ended July 31, 2022, the Company recognized $4,106 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S., various states, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’19 — F’22

12. Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2022	2021	2020
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$149,979	$129,659	$112,369
Less:
Preferential dividends	(803)	(807)	(828)
Preferential dividends on dilutive stock options	(8)	(5)	(10)
Numerator for basic and diluted income per Class B Voting Common Share	$149,168	$128,847	$111,531
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	51,321	52,039	52,763
Plus: Effect of dilutive equity awards	330	370	468
Denominator for diluted income per share for both Class A and Class B	51,651	52,409	53,231
Net income per Class A Nonvoting Common Share:
Basic	$2.92	$2.49	$2.13
Diluted	$2.90	$2.47	$2.11
Net income per Class B Voting Common Share:
Basic	$2.91	$2.48	$2.11
Diluted	$2.89	$2.46	$2.10
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of Brady's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 497,307, 511,189, and 387,382 for the years ended July 31, 2022, 2021, and 2020, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2022 and July 31, 2021, according to the valuation techniques the Company used to determine their fair values.

	July 31, 2022	July 31, 2021	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$18,037	$20,135	Level 1
Foreign exchange contracts	489	150	Level 2
Liabilities:
Foreign exchange contracts	$32	$51	Level 2
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the years ended July 31, 2022 and July 31, 2021.
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

The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows as of July 31, 2022 and 2021:

	July 31, 2022	July 31, 2021
Designated as cash flow hedges	$25,276	$30,724
Non-designated hedges	4,057	3,580
Total foreign exchange contracts	$29,333	$34,304
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the accompanying Consolidated Balance Sheets. For these instruments, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. At July 31, 2022 and 2021, unrealized gains of $1,040 and $770 have been included in AOCI, respectively.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as cash flow hedging instruments:

	July 31, 2022	July 31, 2021	July 31, 2020
Gains (losses) recognized in OCI	$1,282	$1,451	$(576)
Gains reclassified from OCI into cost of goods sold	909	399	614
Fair values of derivative and hedging instruments in the accompanying Consolidated Balance Sheets were as follows:

	July 31, 2022		July 31, 2021
	Prepaid expenses and other current assets	Other current liabilities	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$489	$30	$150	$51
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	2	—	—
Total derivative instruments	$489	$32	$150	$51

15. Acquisitions
The Company did not complete any business acquisitions during the years ended July 31, 2022 and 2020 and completed three business acquisitions during the year ended July 31, 2021. All of these transactions were accounted for using business combination accounting; therefore, the results of the acquired operations are included in the accompanying consolidated financial statements only since their acquisition dates.
Fiscal 2021
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

On April 15, 2021, the Company launched an all-cash tender offer in Finland to acquire all of the outstanding, publicly-held shares of Nordic ID Oyj, a Finnish corporation (“Nordic ID”) based in Salo, Finland. Nordic ID specializes in RFID readers, scanners, and the associated software to power track-and-trace applications in industrial manufacturing. On May 21, 2021, the Company acquired the shares validly tendered as part of the tender offer for $9,804 plus the assumption of debt of $4,668. The intangible assets consist of a customer relationship of $3,803, which is being amortized over ten years and technology of $600, which is being amortized over six years. The goodwill acquired of $12,584 is not tax-deductible. On December 23, 2021, Brady finalized the squeeze-out process and acquired all remaining outstanding shares and completed the delisting procedures from the Nasdaq First North Growth Market Finland. Nordic ID is included in the Company's IDS segment.
On June 16, 2021, the Company acquired all of the outstanding shares of The Code Corporation (“Code”), based in Salt Lake City, Utah, for $172,815, net of cash received. Code specializes in high-quality barcode scanners and the associated software to power track and trace applications in a variety of industries. Initial financing for this acquisition consisted of $75,000 from the Company’s revolving loan agreement and the balance from cash on hand. The intangible assets consist of a customer relationship of $44,500, which is being amortized over nine years, technology of $6,200, which is being amortized over five years and a tradename of $600, which is being amortized over three years. The goodwill acquired of $139,347 is not tax-deductible and was reduced by $693 subsequent to the acquisition due to customary working capital adjustments. The final purchase price allocation is subject to post-closing adjustments pursuant to the terms of the merger agreement. Code has a complementary product offering that allows the Company to expand in the industrial track and trace market and is included in the Company’s IDS segment.
The following table summarizes the combined fair values of the assets acquired and liabilities assumed at the date of the acquisitions:

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
16. Subsequent Events
On August 31, 2022, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.90 to $0.92 per share. A quarterly dividend of $0.23 will be paid on October 28, 2022, to shareholders of record at the close of business on October 7, 2022. This dividend represents an increase of 2.2% and is the 37th consecutive annual increase in dividends.

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
With the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2022, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.
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
The Company’s internal control over financial reporting, as of July 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brady Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2022, of the Company and our report dated September 1, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 1, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Russell R. Shaller	59	President, CEO and Director
Aaron J. Pearce	51	Chief Financial Officer and Treasurer
Bentley N. Curran	60	V.P. - Digital Business and Chief Information Officer
Pascal Deman	57	V.P., General Manager - Workplace Safety
Andrew T. Gorman	42	General Counsel and Secretary
Ann E. Thornton	40	Chief Accounting Officer and Corporate Controller
Patrick W. Allender	75	Director
David S. Bem	53	Director
Elizabeth P. Bruno	55	Director
Joanne Collins Smee	65	Director
Nancy L. Gioia	62	Director
Frank W. Harris	80	Director
Vineet Nargolwala	49	Director
Bradley C. Richardson	64	Director
Michelle E. Williams	61	Director
Russell R. Shaller – Mr. Shaller joined the Company in 2015 and has served on the Company’s Board of Directors and as the Company’s President and CEO since April 2022. Prior to Mr. Shaller’s promotion to the Company’s President and CEO, Mr. Shaller served as the Company’s Senior Vice President and President - Identification Solutions from 2015 to 2022. From 2008 to 2015, he served as President, Teledyne Microwave Solutions. Before joining Teledyne, Mr. Shaller held a number of positions of increasing responsibility at W.L. Gore & Associates, including Division Leader, Electronic Products Division from 2003 to 2008 and General Manager of Gore Photonics from 2001 to 2003. Prior to joining W.L. Gore in 1993, Mr. Shaller worked in engineering and program management positions at Westinghouse Corporation. He holds a bachelor’s degree in electrical engineering from the University of Michigan, a master’s degree in electrical engineering from Johns Hopkins University and a master’s degree in business administration from the University of Delaware.
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
Patrick W. Allender - Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Corporate Governance Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. He served as a director of Colfax Corporation (NYSE: CFX) from 2008 to 2022, when ESAB Corporation separated from Colfax Corporation. Mr. Allender joined ESAB Corporation’s (NYSE: ESAB) board in 2022, and currently serves as a director. Mr. Allender previously served as a director of Diebold Nixdorf, Inc. (NYSE: DBD) from 2011 to 2020. He has a bachelor's degree in accounting from Loyola University Maryland and is a certified public accountant. Mr. Allender's strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.
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
Joanne Collins Smee - Ms. Collins Smee was elected to the Board of Directors in 2022 and she serves as a member of the Technology Committee. Ms. Collins Smee is Executive Vice President and President, Americas, for Xerox Corporation and has been in this role since June 2022. She is also an Executive Vice President of Xerox Holdings Corporation. Previously, she was

Chief Commercial, SMB and Channels Officer for Xerox and was in that role since February 2020. Ms. Collins Smee joined Xerox in September 2018 as Senior Vice President and Chief Commercial Officer. Before Xerox, she led Technology Transformation Services for the U.S. Federal Government and spent more than two decades at IBM in global executive roles spanning client sales and delivery of technical products and services. Ms. Collins Smee has a bachelor’s degree of arts from Boston College, a master of business administration degree from New York University and a master of arts degree from Columbia University. Ms. Collins Smee’s extensive experience in high-technology global business and strong leadership skills, provides the Board with important expertise in product and services innovation.
Nancy L. Gioia - Ms. Gioia was elected to the Board of Directors in 2013. She serves as the Chair of the Management Development and Compensation Committee, and is a member of the Technology Committee. She was the Director, Global Electrical Connectivity and User Experience for Ford Motor Company until her retirement in 2014, where she also held a variety of engineering and technology roles including, Director, Global Electrification; Director, Sustainable Mobility Technologies and Hybrid Vehicle Programs; Director, North America Current Vehicle Model Quality; Engineering Director, Visteon/Ford Due Diligence; Engineering Director, Small Front Wheel Drive/Rear Wheel Drive Car Platforms-North America; and Vehicle Programs Director, Lifestyle Vehicles. She has served as a director of Meggitt PLC (LSE: MGGT) since 2017 and previously served as director of Exelon Corporation (NYSE: EXC) and as the Executive Director of Blue Current. In 2021, Ms. Gioia was elected to the Board of Directors of Lucid Group, Inc. (NASDAQ: LCID). Ms. Gioia has a bachelor’s degree in electrical engineering from the University of Michigan and a master of manufacturing systems engineering degree from Stanford University. Ms. Gioia's extensive experience in strategy, technology and engineering solutions, as well as in electrified vehicles, provides the Board with important expertise in product development and operations, and environmental sustainability for products and processes.
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
Vineet Nargolwala - Mr. Nargolwala was elected to the Board of Directors in 2022. He serves as a member of the Finance Committee. Mr. Nargolwala is President, Chief Executive Officer and Director of Allegro MicroSystems, Inc. (NASDAQ: ALGM) and has been in these roles since June 2022. Prior to joining Allegro, Mr. Nargolwala was with Sensata Technologies from 2013 to June 2022, most recently serving as the Executive Vice President, Sensing Solutions, from March 2020 to June 2022. Before joining Sensata, he was with Honeywell International, Inc., in business strategy and leadership roles of increasing responsibility. Mr. Nargolwala has a bachelor’s degree in electrical engineering from Maharaja Sayajirao University, a master of science in electrical engineering from the University of Texas-Arlington and a master in business administration from Cornell University. Mr. Nargolwala’s extensive experience in high-technology global business and strong leadership skills, provides the Board with important expertise in product and services innovation.
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
Board Leadership Structure - The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chair of the Board, as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Since September 2015, the Board’s leadership structure has included a non-executive Chair of the Board of Directors. Mr. Richardson, an independent director, currently serves in the position of non-executive Chair of the Board. The duties of the non-executive Chair include, among others: chairing meetings of the Board and executive sessions of the non-management directors; meeting periodically with the Chief Executive Officer and consulting as necessary with management on issues facing the Company; facilitating effective communication among the Chief Executive Officer and all members of the Board; and overseeing the Board's shareholder communication policies and procedures.
The Board believes that its current leadership structure enhances the Board's oversight of, and independence from, Company management; the ability of the Board to carry out its roles and responsibilities on behalf of the Company’s shareholders; and the Company’s overall corporate governance. Following Mr. Shaller’s appointment as President and Chief Executive Officer, the Board determined that it continued to be in the best interest of the Company and its shareholders for Mr. Richardson to continue in the separate role of Chairman due to his deep understanding of Brady's business and governance structure, to provide continuity in Board leadership and to allow Mr. Shaller the ability to more fully integrate into and focus on his new executive leadership role.
Risk Oversight - The Board oversees the Company's risk management processes directly and through its committees. In general, the Board oversees the management of risks inherent in the operation of the Company's businesses, the implementation of its strategic plan, its acquisition and capital allocation program and its organizational structure. Each of the Board's committees also oversees the management of Company risks that fall within the respective committee's areas of responsibility. Specifically, cybersecurity is a critical part of risk management for the Company. The Audit Committee is aware of the rapidly evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection, and mitigation of the effects of any such incidents on the Company. With respect to cybersecurity, the Audit Committee receives regular reports from management, including updates on the internal and external cybersecurity threat landscape, incident response, assessment and training activities, and relevant regulatory and technical developments. Additionally, the Audit Committee, Corporate Governance Committee, Management Development and Compensation Committee and the Technology Committee, each review certain risks, exposures and opportunities relating to the Company’s Environmental, Social, and Governance ("ESG") strategies, initiatives, policies and practices. The Company's management is responsible for reporting significant risks to executive management as a part of the disclosure process. The significance of the risk is assessed by executive management and escalated to the respective board committee or the Board of Directors as deemed appropriate. The Company reviews its risk assessment with the Audit Committee annually.
Audit Committee Financial Expert - The Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Richardson, Chair of the Audit Committee, and Allender, member of the Audit Committee, are financial experts and are independent under the rules of the SEC and the NYSE.
Director Independence - A majority of the directors must meet the criteria for independence established by the Board in accordance with the rules of the NYSE. In determining the independence of a director, the Board must find that a director has no relationship that may interfere with the exercise of his or her independence from management and the Company. In undertaking this determination with respect to the Company’s directors other than Mr. Shaller, President and CEO, and Mr. Nauman (the Company’s former President and CEO), the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s directors by their employers was not linked in any way to the commercial relationships their employers had with the Company. After consideration of these factors, the Board concluded that the commercial relationships were not material and did not prevent the Company’s directors from being considered independent. Based on application of the NYSE independence criteria, all directors, with the exception of Messrs. Shaller and Mr. Nauman, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.
Meetings of Non-management Directors - The non-management directors of the Board regularly meet without any members of management present. The Chair of the Board, Mr. Richardson, is the presiding director at these sessions. In fiscal 2022, executive sessions were conducted at all regularly scheduled Board meetings. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.

Audit Committee Members - The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Richardson (Chair), Allender and Bem. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE.
Code of Ethics - The Company has a code of ethics. This code of ethics applies to all of the Company's employees, officers and directors. The code of ethics can be viewed at the Company's corporate website, www.bradyid.com, or may be obtained in print by any person, without charge, by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its website.
Corporate Governance Guidelines - Brady's Corporate Governance Principles, as well as the charters of the Audit, Corporate Governance, Finance, Management Development and Compensation, and Technology Committees, are available on the Company's Corporate website, www.bradyid.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201.
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
DELINQUENT SECTION 16(a) REPORTS
To the Company’s knowledge, based solely on a review of the Section 16(a) filings and written representations that no other reports were required, during the fiscal year ended July 31, 2022, all Section 16(a) filing requirements were complied with applicable to the Company's officers, directors and greater than 10 percent beneficial owners.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Our Compensation Discussion and Analysis describes the Company's executive compensation pay-for-performance philosophy and practices, the elements of our executive compensation programs, and the compensation decisions the Management Development and Compensation Committee (the "Committee") has made under those programs and the factors considered in making those decisions. The Compensation Discussion and Analysis also analyzes the total compensation of Brady’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and the three other most highly compensated executive officers that were serving as executive officers as of July 31, 2022. Brady's former President, Chief Executive Officer and Director who retired from Brady effective April 1, 2022, and Brady's former Senior Vice President, Human Resources who retired effective April 8, 2022 would have been included if they continued to serve as executive officers through July 31, 2022, thus are included in this Compensation Discussion and Analysis.
For fiscal 2022, the following named executive officers' (the "NEOs") compensation is disclosed and discussed in this section:
•Russell R. Shaller, President, Chief Executive Officer and Director;
•Aaron J. Pearce, Chief Financial Officer and Treasurer;
•Bentley N. Curran, Vice President, Digital Business and Chief Information Officer;
•Pascal Deman, Vice President, General Manager - Workplace Safety;
•Andrew T. Gorman, General Counsel and Secretary;
•J. Michael Nauman, Former President, Chief Executive Officer and Director (retired on April 1, 2022); and
•Helena R. Nelligan, Former Senior Vice President, Human Resources (retired on April 8, 2022).
Retirement of J. Michael Nauman: Mr. Nauman retired as the Company’s President and Chief Executive Officer, effective April 1, 2022. Mr. Nauman remained employed by the Company through June 17, 2022, during which time he was available in a consultative position to assist with respect to the transition. The Company entered into a written agreement with Mr. Nauman in connection with his retirement that provided for payment of his salary and benefits through June 17, 2022, and an annual cash incentive award equivalent to Mr. Nauman’s base salary paid from August 1, 2021 through April 1, 2022 multiplied by the actual percentage achievement of the Company’s annual cash incentive award performance goals for fiscal year 2022.
Appointment of Russell R. Shaller: The Board of Directors appointed Russell R. Shaller as President, Chief Executive Officer and Director of the Company, effective April 1, 2022. Prior to April 1, Mr. Shaller served as Senior Vice President, President - Identification Solutions for the Company.
Retirement of Helena R. Nelligan: On April 5, 2022, Ms. Nelligan, Senior Vice President, Human Resources provided notice to the Company of her intent to retire with an effective date of April 8, 2022. The Company entered into a written retirement agreement with Ms. Nelligan to assist in the transition of her duties and be otherwise available on a consultative basis through September 30, 2022, serving in the role of Special Advisor to the Vice President of Human Resources. The agreement provided for Ms. Nelligan to continue receiving her salary, vesting of equity awards and fringe benefits through the term of the agreement.
Executive Summary
Fiscal 2022 Business Highlights
Refer to Item 1 "General Development of Business" for a business overview and key initiatives during fiscal 2022. Highlights for fiscal 2022 include:
•Net income per diluted Class A Nonvoting Common Share was an all-time record high of $2.90 for the year ended July 31, 2022, an increase of 17.4% from fiscal 2021 Net income per diluted Class A Nonvoting Common Share of $2.47.
•Income before income taxes and losses of unconsolidated affiliate was $192.0 million for the year ended July 31, 2022, an increase of $21.0 million (12.3%) from fiscal 2021 income before income taxes and losses of unconsolidated affiliate of $171.0 million.
•Net sales were $1,302.1 million in fiscal 2022 compared to $1,144.7 million in fiscal 2021, an increase of 13.7%. Organic sales increased sales 9.4% and acquisitions increased sales 6.9%, while foreign currency translation decreased sales 2.6%.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of fiscal 2022 results.
Fiscal 2022 Executive Summary
For fiscal 2022, the Board of Directors approved a 4.2% increase in base salary for Mr. Nauman (the Company’s former President and CEO). In addition, Mr. Nauman recommended and the Committee approved increases in base salary for Messrs. Pearce, Curran, Deman, Gorman, Shaller, and Ms. Nelligan. All increases were made to recognize the performance, current scope of responsibilities and peer company data for each executive and, with regard to Messrs. Pearce and Shaller, to better align their base salary with individuals holding comparable positions at peer companies. On March 11, 2022, the Board of Directors appointed Russell R. Shaller as President, Chief Executive Officer and Director of the Company. As part of his appointment, the Board of Directors approved a 62.4% increase in base salary for Mr. Shaller as well as additional equity grants as described in the Summary Compensation Table.
The Company's fiscal 2022 equity grants consisted of 30% stock options, 30% time-based restricted stock units ("RSUs") and 40% performance-based restricted stock units ("PRSUs"). The stock options vest equally over a three-year period and are inherently performance-based since they have value only to the extent that the price of the Company's stock increases. The RSUs vest equally over three years and are intended to facilitate retention and align with the creation of long-term shareholder value. The PRSUs reinforce the Company's pay-for-performance philosophy because award payout increases and decreases based on Company performance. Specifically, the PRSU awards granted in fiscal 2022 have a three-year performance period with 50% of vesting determined by the Company's total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index, and 50% of vesting determined by the achievement of organic revenue growth targets over four performance periods as set forth in the below table:

Performance Period	Weighting
August 1, 2021 through July 31, 2022	25%
August 1, 2022 through July 31, 2023	25%
August 1, 2023 through July 31, 2024	25%
August 1, 2021 through July 31, 2024	25%
Payout opportunities will range from 0% to 200% of the target award at the end of the three-year performance period.

Executive Compensation Practices
As part of the Company's pay-for-performance philosophy, the Company's compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	A significant portion of each NEO's total compensation opportunity is tied to Company performance, which is intended to drive shareholder value.

Ownership Requirements	The Company believes that the interests of shareholders and executives are aligned when executives are shareholders in possession of a meaningful amount of Company stock. Furthermore, stock ownership requirements encourage positive performance behaviors and discourage executive officers from taking excessive risk. In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company's stock, stock ownership requirements have been established and are equal to a specified multiple of the executive officer's base salary. Our NEOs are expected to obtain the required ownership levels within five years of becoming an executive officer. Refer to the heading "Stock Ownership Requirements" for further discussion of the stock ownership requirements established for each NEO and the actions that the Company may take when an executive is not in compliance with his or her respective stock ownership requirement.

Clawback Provisions	There is a recoupment policy under which incentive compensation payments and/or awards may be recouped by the Company if such payments and/or awards were based on erroneous results. The recoupment policy applies to executive officers and other key executives who participate in any of the Company's incentive plans and i) have engaged in intentional misconduct that results in a material inaccuracy in the Company's financial statements, ii) have engaged in fraudulent or other willful and deliberate conduct that is detrimental to the Company or iii) there is a material, negative revision of a performance measure for which incentive compensation was paid or awarded. Under the policy, the Committee may take a variety of actions including, among others, seeking repayment of incentive compensation (cash and/or equity) that is greater than what would have been awarded if the compensation had been based on accurate results and the forfeiture of incentive compensation. As this policy suggests, the Committee believes that any incentive compensation should be based only on accurate and reliable financial and operational information, and, thus, any inappropriately paid incentive compensation should be returned to the Company for the benefit of shareholders. The Committee believes that this policy enhances the Company's compensation risk mitigation efforts. While the policy affords the Committee discretion regarding the application and enforcement of the policy, the Company and the Committee will conform the policy to any requirements that may be promulgated by the national stock exchanges, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Performance Thresholds and Caps	Excessive risk-taking is mitigated by utilizing caps on incentive plan payouts, multiple performance metrics, and different performance metrics for our annual cash incentive program and PRSUs. Our cash incentive awards are determined based on financial results for organic revenue, income before income taxes, division organic revenue and division operating income, which aggregate to a maximum payout of 200% of target. Executive officers then receive a performance rating that results in a multiplier ranging from 0% to 150%, resulting in a maximum payout of 300% of target.

We grant equity compensation to executive officers that promotes long-term financial and operating performance by delivering incremental value to the extent that our stock price increases over time. Performance-based RSUs incorporate Company performance relative to a benchmark over a three-year period and have a maximum payout of 200% of target.

Insider Trading and Anti-Hedging Policy	Our Insider Trading Policy prohibits executive officers from trading during certain periods each quarter until after we publicly disclose our financial and operating results. We may impose additional restricted trading periods at any time if we believe trading by executives would be inappropriate because of developments that are, or could be, material and which have not been publicly disclosed. The Insider Trading Policy also prohibits the pledging of Company stock as collateral for loans, holding Company securities in a margin account by officers, directors or employees, and the hedging of Company securities.

Annual Risk Reviews	The Company conducts an annual compensation-related risk review and presents findings and suggested risk mitigation actions to both the Audit and Management Development and Compensation Committees.

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Payments	Mr. Shaller's maximum cash benefit is equal to two times his base salary and two times his target annual cash incentive in the year in which the termination occurs. For all other NEOs, their maximum cash benefit is equal to two times salary and two times the average annual cash incentive payment received in the three years immediately prior to the date the change of control occurs. In the event of a change of control, unexercised stock options become fully exercisable or, if canceled, each named executive officer shall be given cash or stock equal to the in-the-money value of the canceled stock options. In the event of a change of control, PRSUs and RSUs become fully vested at target.

No Reloads, Repricing, or Options Issued at a Discount	Stock options issued are not repriced, replaced, or regranted through cancellation or by lowering the option price of a previously granted option.
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
•Administer the Company's equity incentive plans.
•Consult with management regarding executive compensation.
On an annual basis with respect to executive officers, the Committee approves base salary adjustments, long-term equity incentive awards, the annual cash incentives paid for the achievement of performance metrics in the prior fiscal year and the annual cash incentive performance targets for the upcoming fiscal year. In addition, the Committee annually reviews a summary of the elements of compensation for each executive officer in order to evaluate, among other items, how a potential change to an element of our compensation program would affect the respective executive officer's overall compensation. When a new executive officer is hired, the Committee is involved in reviewing and approving base salary, annual incentive target, sign-on incentives, annual equity awards, and other aspects of the executive's compensation.
Consultants’ Role
The Committee has historically utilized the services of an executive compensation consulting firm to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation programs. In fiscal 2022, the Committee utilized the services of Pay Governance LLC and Compensation Strategies as compensation consultants, which was determined to be independent by the Corporate Governance Committee.

Management’s Role
To aid in determining compensation for fiscal 2022, management obtained compensation data on peer group executive officer compensation through a subscription with Equilar, Inc. and published survey data from various third parties. For fiscal 2022, our former CEO, Mr. Nauman, used this data to make recommendations to the Committee concerning compensation for each executive officer other than himself. Mr. Nauman made no recommendation with respect to his own compensation. In setting compensation for each executive officer, the Committee takes into consideration these recommendations, along with Company results during the fiscal year, the level of responsibility and demonstrated leadership capability, third-party market compensation data, and the results of annual performance reviews which, for our former CEO, included a self-assessment and feedback from his direct reports and each member of the Board of Directors. The Committee also took into consideration the recommendations of Pay Governance LLC with respect to compensation elements for the CEO. Mr. Nauman did not attend the portion of any meeting during which the Committee discussed matters related specifically to his compensation. The Committee also took into consideration the recommendations of Pay Governance LLC when establishing the compensation package for the appointment of Mr. Shaller to the position of President, Chief Executive Officer and Director of the Company in fiscal 2022.
Elements of Compensation
Our total compensation program includes five elements: base salary, annual cash incentives, long-term equity incentives, employee benefits, and perquisites. We use these elements of compensation to attract, retain, motivate, develop and reward our executives.
Our compensation philosophy is to allocate a significant portion of total compensation to long-term compensation (equity incentive awards) in order to align the achievement of performance goals for our executives with shareholder interests. For fiscal 2022, equity incentive awards comprised 65% of Mr. Shaller’s total target compensation in his role as President, Chief Executive Officer and Director of the Company and on average, 37% of the total target compensation of the other NEOs.
In general, we target each NEO's total of base salary, annual cash incentive, and long-term equity incentive compensation elements to be at or near the market median (50th percentile) with an opportunity for above market median pay (generally up to the 75th percentile) if performance goals for annual and long-term incentives are achieved above target. Our compensation structure is balanced by the payment of below market median compensation to our NEOs when actual financial results or individual performance do not meet expected results. The following table describes the purpose of each compensation element and how that element is related to our pay-for-performance approach:

Compensation Element	Purpose	Performance Alignment
Base salary	A fixed level of income used to attract and retain executives by compensating for the primary functions and responsibilities of the position.	Base salary increase depends upon individual performance, job proficiency and market competitiveness.

Annual cash incentive award	To attract, retain, motivate and reward executives for achieving or exceeding annual performance goals at total Company and division levels.	Financial performance and individual performance of each executive determines the amount of the respective executive's annual cash incentive award.

Annual long-term equity incentive awards: time-based stock options, time-based RSUs and PRSUs	To attract, retain, motivate and reward executives for the successful creation of long-term shareholder value.	An assessment of executive leadership, experience and expected future contribution, combined with market data, are used to determine the amount of equity granted to each executive.

Time-based stock options are inherently performance-based in that the value is dependent upon the increase in the Company's stock price.

Time-based RSUs are intended to facilitate retention and to align executives with the creation of long-term shareholder value.

PRSUs are intended to align executives with long-term financial goals and the creation of long-term shareholder value.

Benchmarking Total Compensation
The Committee uses peer group data to assess the reasonableness and competitiveness of several elements of compensation, including base salaries, annual cash incentives, and long-term equity awards of positions similar to those of our NEOs. The following 18 companies were included in the fiscal 2022 total compensation analysis conducted using publicly available data:

Apogee Enterprises, Inc.	Federal Signal Corp.	MSA Safety Incorporated
Balchem Corporation	GCP Applied Technologies Inc.	Neenah, Inc.
Barnes Group Inc.	Graco Inc.	Nordson Corporation
Enerpac Tool Group Corp.	IDEX Corporation	Schweitzer-Mauduit International, Inc.
EnPro Industries, Inc.	II-VI Incorporated	TriMas Corporation
ESCO Technologies Inc.	Ingevity Corporation	Watts Water Technologies, Inc.
Fiscal 2022 Named Executive Officer Compensation
Base Salaries
The table below reflects the base salary for each NEO in effect at the end of each fiscal year.

Named Executive Officer	July 31, 2022	July 31, 2021	Percentage Change
Russell R. Shaller (1)	$690,000	$400,151	72.4%
Aaron J. Pearce	457,000	415,073	10.1%
Bentley N. Curran	326,500	316,952	3.0%
Pascal Deman (2)	307,015	308,541	(0.5)%
Andrew T. Gorman	310,500	300,000	3.5%
J. Michael Nauman (3)	865,000	830,180	4.2%
Helena R. Nelligan (4)	338,000	326,290	3.6%
(1)On October 4, 2021, Mr. Shaller received a base salary increase to $425,000 at the time annual raises were made to other NEOs. In connection with his appointment to CEO, Mr. Shaller received a base salary increase to $690,000.
(2)Mr. Deman's compensation is denominated in Euros. The amounts shown in U.S. dollars in the table above were converted from Euros at the average exchange rate for fiscal 2022: 1 EUR = 1.1143 USD and fiscal 2021: 1 EUR = 1.1960 USD. Mr. Deman received a base salary increase of 6.8% in fiscal 2022. The remainder of the difference between fiscal 2022 and 2021 base salaries relates to exchange rate fluctuations.
(3)Mr. Nauman retired as President, Chief Executive Officer and Director of the Company, effective April 1, 2022.
(4)Ms. Nelligan retired as Senior Vice President, Human Resources of the Company, effective April 8, 2022.

Annual Cash Incentive Awards
All executives participate in an annual cash incentive plan. The Company is organized and managed on a global basis within three divisions, IDS, WPS, and PDC. Annual cash inventive award payouts to NEOs who oversee a specific division are based on the performance of that division. Payouts to the other NEOs are based on total company performance.
Management and the Committee annually evaluate the performance metrics of the cash incentive award program, and concluded that the elements of the fiscal 2022 plan represent critical elements of the Company’s performance that when combined, are designed to result in sustainable long-term sales and profit growth. Set forth below is a description of the fiscal 2022 financial performance metrics for the annual cash incentive plan:

Performance Metric	Definition	Weighting	NEO
Total sales	Total sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	35%	Messrs. Shaller (1), Pearce, Curran, Gorman, Nauman and Ms. Nelligan (2)

Total income before income taxes	Total income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation. Total income before income taxes excludes the impact of any current year acquisitions or divestitures.	65%	Messrs. Shaller (1), Pearce, Curran, Gorman, Nauman and Ms. Nelligan (2)

Division sales	Division sales is measured as division net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	35%	Messrs. Shaller (1) and Deman

Division operating income	Division operating income is measured as division net sales less cost of goods sold, selling expenses, research and development expenses, and administrative expenses calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	65%	Messrs. Shaller (1) and Deman
(1)Mr. Shaller was appointed President, Chief Executive Officer and Director of the Company, effective April 1, 2022. Before April 1, 2022, Mr. Shaller served as Senior Vice President, President - Identification Solutions. As a result, during the period from August 1, 2021 to March 31, 2022, Mr. Shaller's annual incentive compensation was based upon the financial performance of the IDS, and during the period from April 1, 2022 to July 31, 2022, Mr. Shaller's incentive compensation was based upon the financial performance of the total company.
(2)For fiscal 2022, no bonus was funded to Ms. Nelligan as a result of her retirement, effective April 8, 2022.
The funding level of the fiscal 2022 annual cash incentive plan was determined based on the level of achievement of the annual sales and profit metrics described above compared to stated thresholds that were established at the beginning of the fiscal year. These thresholds are set forth in the tables below for each NEO. The annual cash incentive plan also includes a minimum profit threshold that must be exceeded in order for any cash incentive amount to be funded, regardless of the achievement of revenue. In addition, plan participants must be employed on the payment date to receive the payout of their annual incentive award.
Individual contribution is determined by assessing the level of achievement of each NEO’s individual annual goals combined with his or her ability to deliver on the competencies needed to achieve those goals. The competencies include items such as optimizing work processes through continuous improvement initiatives, building strong customer relationships and providing excellent customer service, creating innovative new product solutions, valuing different perspectives and developing our people. Individual annual goals and competencies are included in each NEO’s performance assessment to ensure they are focused on initiatives within their area of responsibility that will increase both sales and profitability and drive long-term shareholder value.
While our objective is to set goals that are quantitative and measurable, certain elements of the performance assessment may be subjective. Assessments and rating recommendations for all executive officers, except the CEO, are delivered to the Committee by the CEO in July. The CEO provides the Committee with a self-assessment of his own performance without a rating recommendation and the Committee conducts an annual review and evaluation process to determine the CEO's performance rating.

The Company's rating system consists of five performance levels, each with a predetermined multiplier that is applied to the available annual cash incentive that is earned and payable based upon the NEO's contribution to the fiscal year objectives and their individual annual goals: Unsatisfactory - 0%; Needs Improvement - 50%; Fully Meets Objectives - 100%; Exceeds Objectives - 125%; and Outstanding - 150%. The annual cash incentive target is calculated as a percentage of the NEO’s eligible compensation, which is defined as base salary paid during the fiscal year. The achievement of the financial performance metrics defined in the table above is applied to this target for each NEO, and their individual performance rating is then applied, resulting in the annual cash incentive award. The following sections detail this calculation for each NEO.
Mr. Shaller (while employed as Senior Vice President and President - IDS)
Because Mr. Shaller was promoted to CEO during the middle of the year, his cash incentive was bifurcated so that a portion was based on IDS performance (to reflect his time as Senior Vice President and President - IDS) and the other portion was based on full company performance (to reflect his time spent as CEO). This section explains the calculation of the portion of the cash incentive payable to Mr. Shaller for fiscal 2022 related to his position as Senior Vice President and President - IDS during the period of August 1, 2021 to March 31, 2022 relating to achievement of IDS division sales and IDS division operating income. The portion of the cash incentive he earned while serving as CEO is described in the next section.
For fiscal 2022, a cash incentive was funded for the achievement of the IDS division sales and IDS division operating income based upon the achievement of the financial targets established at the beginning of the fiscal year. The multiplier for individual performance in Mr. Shaller's role as Senior Vice President and President - IDS was applied to the achievement of the two components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual payout amounts for the portion of the year that Mr. Shaller served as Senior Vice President and President - IDS were as follows:

				Fiscal 2022 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
IDS Division Sales (35%)(millions)	$697.5	$738.9	$767.3 or more		$785.6	200%
IDS Division Operating Income (65%)(millions)	$177.8	$193.5	$206.4 or more		$191.4	87%
Individual Performance Multiplier	0%	100%	150%			150%
Fiscal 2022 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
R.R. Shaller (1)	0%	65%	195%	189%	123%	$353,584
(1)The calculation was based upon salary paid from August 1, 2021 to March 31, 2022.
Mr. Shaller's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals in his role as Senior Vice President and President - IDS as follows:
•IDS organic sales growth - Objective focused on accelerating organic sales growth in the IDS segment. Organic sales within the IDS segment increased by 3.7% in fiscal 2021 and organic sales growth accelerated to 12.8% in fiscal 2022.
•IDS operating income - Objective focused on improving operating income in the IDS segment while making the investments for sustainable long-term organic sales growth. Operating income within the IDS segment improved from $169.2 million in fiscal 2021 to $197.1 million in fiscal 2022.
After a review of Mr. Shaller's performance, the Committee determined that Mr. Shaller's resulting performance level was 150% for his individual performance multiplier as Senior Vice President and President - IDS.
Messrs. Shaller (while employed as CEO), Pearce, Curran, Gorman and Nauman
The cash incentive payable to Mr. Shaller for the period that he served as CEO during fiscal 2022 and to Messrs. Pearce, Curran, Gorman and Nauman for all of fiscal 2022 was based on total sales and income before income taxes. For fiscal 2022, an annual cash incentive was funded for the achievement of total sales and income before income taxes. The multiplier for individual performance was applied to the two components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual cash incentive award earned for Messrs. Shaller, Pearce, Curran, Gorman and Nauman were as follows:

				Fiscal 2022 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Sales (35%)(millions)	$1,216.8	$1,295.0	$1,342.0 or more		$1,333.1	181%
Income Before Income Taxes (65%)(millions)	$176.2	$195.5	$210.0 or more		$198.8	123%
Individual Performance Multiplier	0%	100%	150%			Varies
Fiscal 2022 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
R.R. Shaller (1)	0%	100%	300%	179%	179%	$384,244
A.J. Pearce	0%	70%	210%	179%	125%	$561,733
B.N. Curran	0%	60%	180%	143%	86%	$278,562
A.T. Gorman	0%	50%	150%	143%	72%	$220,564
J.M. Nauman (2)	0%	100%	300%	143%	143%	$846,775
(1)As noted above, Mr. Shaller was appointed President, Chief Executive Officer and Director of the Company, effective April 1, 2022. This calculation is based upon salary paid to Mr. Shaller from April 1, 2022 to July 31, 2022.
(2)Mr. Nauman retired as President, Chief Executive Officer and Director of the Company, effective April 1, 2022. As provided in Mr. Nauman's retirement agreement, he will receive an annual cash incentive award equivalent to his base salary paid from August 1, 2021 through April 1, 2022 multiplied by the actual percentage achievement of the Company's annual cash incentive award performance goals for fiscal year 2022.
Mr. Shaller's individual performance multiplier for his role as CEO was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Total organic sales growth - Objective focused on accelerating the Company’s organic sales growth. The Company’s organic sales growth rate accelerated from 1.6% in fiscal 2021 to 9.4% in fiscal 2022.
•Total income before income taxes - Objective focused on improving income before income taxes while making the investments for sustainable long-term organic sales growth. Income before income taxes improved from $171.0 million in fiscal 2021 to $192.0 million in fiscal 2022, while investments in R&D increased from $44.6 million in fiscal 2021 to $58.5 million in fiscal 2022.
After a review of Mr. Shaller's performance, the Committee determined that Mr. Shaller's resulting performance level was 125% for his individual performance multiplier as CEO during the period April 1, 2022 to July 31, 2022.
Mr. Pearce's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Acquisition integrations - Objective focused on successfully leading the finance integration of the three acquisitions which were completed during the fourth quarter of fiscal 2021 and achieving planned synergies in the general and administrative cost structures.
•Selling, general and administrative expenses - Objective focused on reducing selling, general and administrative expenses throughout the Company, with a specific focus on reducing general and administrative expenses in a sustainable manner while continuing to invest in sales-generating resources. As a percentage of net sales, SG&A expenses declined from 30.6% in fiscal 2021 to 29.2% in fiscal 2022.
•Income before income taxes - Objective focused on improving income before income taxes while making the investments for sustainable long-term organic sales growth. Income before income taxes improved from $171.0 million in fiscal 2021 to $192.0 million in fiscal 2022, while investments in R&D increased from $44.6 million in fiscal 2021 to $58.5 million in fiscal 2022.
After a review of Mr. Pearce's performance, the Committee determined that Mr. Pearce's resulting performance level was 125% for his individual performance multiplier.
Mr. Curran's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Business intelligence - Objective focused on continuing to improve Brady's business intelligence capabilities to enable enhanced data-driven decision making across the Company.

•Cybersecurity - Objective focused on continued advancement of the Company's cybersecurity defense capabilities to reduce risk and protect the Company's critical assets.
•Digital enhancement - Objective focused on improving the Company's digital presence and the use of data-driven marketing automation tools to expand and enhance our sales capabilities across both our Identification Solutions and Workplace Safety business segments.
•Acquisition integration - Objective focused on successfully executing the IT integration of the three acquisitions which were completed during the fourth quarter of fiscal 2021.
After a review of Mr. Curran's performance, the Committee determined that Mr. Curran's resulting performance level was 100% for his individual performance multiplier.
Mr. Gorman's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Compliance - Objective focused on ensuring continued compliance with domestic and international laws and regulations, as well as maintaining internal compliance programs and successfully implementing compliance programs at the three acquisitions which were completed during the fourth quarter of fiscal 2021.
•Environmental, Social, and Governance ("ESG") - Objective focused on successfully leading and executing numerous Company-wide projects targeting reductions in energy usage as well as reducing Brady's greenhouse gas emissions.
•Legal structure simplification - Objective focused on simplifying the Company's legal entity structure following the three acquisitions which were completed during the fourth quarter of fiscal 2021.
After a review of Mr. Gorman's performance, the Committee determined that Mr. Gorman's resulting performance level was 100% for his individual performance multiplier.
Mr. Deman
The cash incentive payable to Mr. Deman for fiscal 2022 was based on achievement of WPS division organic sales and WPS division operating income. For fiscal 2022, a cash incentive was funded for the achievement of the WPS division organic sales and WPS division operating income based upon the achievement of the financial targets established at the beginning of the fiscal year. The multiplier for individual performance was applied to the achievement of the two components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual payout amounts for Mr. Deman were as follows:

				Fiscal 2022 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
WPS Division Sales (35%)(millions)	$303.3	$315.5	$323.1 or more		$303.2	—%
WPS Division Operating Income (65%)(millions)	$32.0	$34.5	$36.2 or more		$34.7	116%
Individual Performance Multiplier	0%	100%	150%			50%
Fiscal 2022 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
P. Deman (1)	0%	50%	150%	38%	19%	$57,087
(1)Mr. Deman's compensation is denominated in Euros. The amounts shown in U.S. dollars in the table above were converted from Euros at the average exchange rate for fiscal 2022: 1 EUR = 1.1143 USD.
Mr. Deman's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:

•WPS sales growth - Objective focused on accelerating sales growth in the WPS segment. Organic sales within the WPS segment decreased by 3.8% in fiscal 2021 and were flat in fiscal 2022, resulting in both years missing the minimum threshold for a payout of the sales component of the annual cash incentive plan.
•WPS operating income - Objective focused on improving operating income in the WPS segment while making the investments for sustainable long-term organic sales growth. Operating income within the WPS segment improved slightly from $22.8 million in fiscal 2021 to $23.2 million in fiscal 2022.
After a review of Mr. Deman's performance, the Committee determined that Mr. Deman's resulting performance level was 50% for his individual performance multiplier.
The Committee regularly evaluates the impact of unusual events on a case-by-case basis along with compensation policies and practices in light of ongoing developments and best practices in the area of incentive compensation. For fiscal 2022, an adjustment was made to WPS Division Operating Income to exclude the financial impact of certain non-recurring charges incurred primarily to streamline the cost structure of the business, which impacted the annual cash incentive for Mr. Deman. No other adjustments were made to the financial results for unusual and unforeseen events that would have an impact on the Company's annual cash incentive for its NEOs.

Long-Term Equity Incentive Awards
For fiscal 2022, the Committee reviewed historical award sizes and median levels of equity awarded to similar positions at our peer companies and other relevant market data. The Committee then approved the fiscal 2022 awards consisting of a combination of stock options, RSUs and PRSUs. The Committee uses its discretion in combination with peer group data, analysis of actual pay and performance, and advice from its independent compensation consultant to determine the size and type of equity awards granted to the CEO. For all other executives, the Committee also considers the input from the CEO when determining the size and type of annual equity awards.
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
PRSUs: PRSUs granted in fiscal 2022 include two vesting criteria: 50% of the shares vest determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index over a three-year performance period, and 50% of the shares vest determined by revenue performance over four separate performance periods as discussed in the Executive Summary. For the TSR metric, if relative TSR is at or below the 25th percentile of the peer group for the performance period then no payout will be earned. Additionally, if absolute TSR is negative for the performance period, the payout will be capped at 100%. For the revenue performance measure, there are four separate equally-weighted performance periods. If threshold performance is not achieved for a particular performance period, then no award will vest relative to that performance period. PRSUs have a fair value determined by a third-party valuation involving a Monte Carlo simulation. PRSUs will vest between 0% and 200% of target depending on the relative three-year TSR performance and the achievement of the revenue growth goals over the respective performance periods.
No dividends are paid or accrued on the RSUs or PRSUs prior to the issuance of shares.

The following is a summary of long-term equity incentive awards granted to the Company's NEOs during fiscal 2022:

Named Officers	Total Grant Date Fair Value	Stock Options Grant Date Fair Value	PRSUs (at target) Grant Date Fair Value	RSUs Grant Date Fair Value
R.R. Shaller (1)	$2,608,892	$1,000,505	$357,808	$1,250,579
A.J. Pearce	1,047,398	300,010	447,353	300,035
B.N. Curran	209,594	60,002	89,545	60,047
P. Deman	130,999	37,507	55,950	37,542
A.T. Gorman	264,544	75,752	113,012	75,780
J.M. Nauman	3,319,962	951,028	1,417,895	951,039
H.R. Nelligan	314,278	90,003	134,255	90,020
(1)Upon his appointment as President, Chief Executive Officer and Director on April 1, 2022, Mr. Shaller was awarded $760,500 of stock options and $760,500 of RSUs. In addition, Mr. Shaller was awarded a $250,000 one-time RSU award. The units vest in equal annual increments on the first, second and third anniversaries of the grant date with vesting accelerated in the event of death, disability, or termination following a change of control.
PRSUs Earned for the Fiscal 2020 - 2022 Performance Period
The table below outlines the performance metrics, performance levels and actual performance achievement for the fiscal 2020 - 2022 PRSU cycle:

Performance Metric	Threshold (25%)	Target (100%)	Maximum (200%)	Actual Performance	% Payout Achieved
Relative TSR Percentile	25th	50th	75th	36th	58.6%
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

Deferred Compensation Arrangements: The Company has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan, that allow for compensation to be deferred into either the Company’s Class A Nonvoting Common Stock or other investment funds. Both the Director Deferred Compensation and the Executive Deferred Compensation Plans disallow transfers from other investment funds into the Company’s Class A Nonvoting Stock, and both disallow transfers from the Company’s Class A Nonvoting Stock into other investment funds. The assets in both deferred compensation plans are held in a Rabbi Trust and are invested by the trustee as directed by the participant. Executives and directors may elect whether to receive their account balance following termination of employment in a single lump sum payment or by means of distribution under an annual installment method. Distributions of the Company’s Class A Nonvoting Common Stock are made in-kind; distributions of mutual funds are made in cash.
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
The Board of Directors has established the following stock ownership requirements for our NEOs:

R.R. Shaller	5 times base salary
A.J. Pearce	3 times base salary
B.N. Curran	2 times base salary
P. Deman	2 times base salary
A.T. Gorman	2 times base salary
J.M. Nauman	5 times base salary
H.R. Nelligan	2 times base salary
Our NEOs are expected to meet their ownership requirement within five years of becoming an executive officer and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of an equity award, until such time as they meet the requirements. All NEOs were in compliance with their respective ownership requirements as of July 31, 2022. If an executive does not meet his or her ownership requirement within five years, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock in order to satisfy the executive’s ownership requirement.
Actual stock ownership of each NEO is reviewed on an annual basis to ensure the guidelines are met. The following equity balances are included for purposes of determining whether an executive meets his or her ownership requirements: the fair market values of Company stock owned, Company stock held in the Executive Deferred Compensation Plan, RSUs, and the value of vested and “in the money” stock options. The fair market value of PRSUs are excluded from the determination of executive ownership levels.
Insider Trading and Anti-Hedging Policy
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

Employment and Change of Control Agreements
Employment Agreements and Offer Letters
In connection with his appointment as Chief Executive Officer, the Company entered into an employment offer letter dated March 11, 2022 with Mr. Shaller (the “Offer Letter”). The Offer Letter provided that Mr. Shaller would receive an annual base salary of $690,000, subject to periodic review and adjustment. The Offer Letter also provided that he will participate in the Company’s annual cash incentive plan in fiscal 2022, with a targeted annual incentive opportunity of 100% of base salary and a maximum annual incentive opportunity of 300% of his base salary effective April 1, 2022. The Offer Letter further provided that Mr. Shaller would receive awards on April 1, 2022 under the Company’s 2017 Omnibus Incentive Stock Plan with a grant date value of $760,500 of time-based stock options and a grant date value of $760,500 of RSUs. In addition, the Offer Letter provided that Mr. Shaller would receive awards with a grant date value of $1,014,000 of PRSUs in August 2022, subject to the discretion of the Management Development and Compensation Committee. Under the terms of the Offer Letter, Mr. Shaller will be required to hold, directly or indirectly, shares of Brady common stock equal to five times his base salary within five years of his appointment. Also pursuant to the terms of the Offer Letter, the Company entered into a Restricted Stock Unit Agreement with Mr. Shaller (the “RSU Agreement”) under which Mr. Shaller received a one-time RSU award valued at $250,000 with a grant date of April 1, 2022. The restricted stock units will vest upon the first, second and third anniversaries of the grant date.
The Offer Letter provides that Mr. Shaller will be able to participate in all employee benefit plans and programs generally available to the Company’s executive officers, including perquisites covering a car allowance, financial planning and executive physical program. The Offer Letter also contains 24-month non-competition and non-solicitation provisions, as well as standard confidentiality, waiver and non-disparagement provisions.
The Company also previously entered into an employment agreement with Mr. Deman. Mr. Deman's employment agreement, including the amendment thereto, does not contain any provisions related to specified payments upon termination of employment. The employment agreement does contain 12-month non-competition and non-solicitation provisions (which could entitle Mr. Deman to payment, as described below), and standard confidentiality, waiver and non-disparagement provisions.
Change of Control Agreements
Effective April 1, 2022, the Company also entered into a Change of Control Agreement with Mr. Shaller (the “Change of Control Agreement”). Under the terms of the Change of Control Agreement, in the event of a qualifying termination within 24 months following a change of control (as such events are defined in the Change of Control Agreement), Mr. Shaller will receive two times his annual base salary and two times his target bonus amount in effect immediately prior to the date that the change of control occurs.
The Board of Directors approved change of control agreements for all of the NEOs of the Company. The agreements applicable to the NEOs provide a payment of an amount commensurate to a multiple of their salary and annual cash incentive payment, as specified in their respective agreement, prior to the date the change of control occurs in the event of termination or resignation for good cause upon a change of control. All of the NEO's agreements provide for up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreement will be made over two years.
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
Tax Considerations
Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction to publicly traded companies for compensation in excess of $1 million per year paid to certain current and former executive officers. Historically, the $1 million deduction limit generally has not applied to compensation that satisfies IRS requirements for qualified performance-based compensation. Effective for tax years beginning after July 31, 2018, the exemption for qualified performance-based compensation from the deduction limitation of Code Section 162(m) has been repealed, unless transition relief for certain compensation arrangements in place as of November 2, 2017 is available.
The Committee's intent is to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives. However, the Committee believes Section 162(m) is only one of several relevant considerations in establishing executive compensation and believes Section 162(m) implications should not compromise its ability to design and maintain executive compensation arrangements intended to, among other things, attract, motivate and help retain a highly qualified and successful management team to lead the Company. As a result, the Committee retains the flexibility to provide compensation it determines to be in the best interests of the Company and its shareholders even if that compensation ultimately is not tax deductible. Moreover, even if we have in the past intended to grant qualifying performance-based compensation for purposes of Section 162(m), we cannot guarantee that such compensation will so qualify or ultimately will be deductible by us.
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
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2022, the Committee was composed of Mses. Gioia, Williams and Messrs. Bem, Harris and Richardson. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.
Nancy Gioia, Chair
David Bem
Frank Harris
Bradley Richardson
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
Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the NEOs, who served as executive officers during the year ended July 31, 2022, for services rendered as an executive officer to the Company and its subsidiaries during the years ended July 31, 2022, July 31, 2021 and July 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
R.R. Shaller, President, CEO & Director (5)	2022	$502,779	$—	$1,608,387	$1,000,505	$737,828	$119,055	$3,968,554
	2021	400,151	—	518,416	225,005	658,356	63,909	1,865,837
	2020	407,380	—	1,030,278	216,676	—	88,036	1,742,370
A.J. Pearce, CFO & Treasurer	2022	$448,937	$—	$747,388	$300,010	$561,733	$106,724	$2,164,792
	2021	415,073	—	691,201	300,003	571,374	59,277	2,036,928
	2020	423,871	—	717,883	293,342	—	85,399	1,520,495
B.N. Curran, VP, Digital Business and Chief Information Officer	2022	$324,664	$—	$149,592	$60,002	$278,562	$93,838	$906,658
	2021	316,952	—	153,632	66,669	322,194	69,294	928,741
	2020	325,592	—	163,223	66,670	—	89,474	644,959
P. Deman, Vice President and General Manager, Workplace Safety (6)	2022	$300,456	$—	$93,492	$37,507	$57,087	$73,161	$561,703
	2021	314,461	—	96,030	41,673	99,927	75,595	627,686
	2020	271,153	—	107,586	32,501	176,366	66,510	654,116
A.T. Gorman, General Counsel and Secretary (7)	2022	$308,481	$—	$188,792	$75,752	$220,564	$72,478	$866,067
	2021	300,000	—	176,648	76,675	254,135	46,289	853,747
	2020	92,308	50,000	250,038	—	—	11,114	403,460
J.M. Nauman, Former President, CEO & Director	2022	$775,131	$—	$2,368,934	$951,028	$846,775	$254,147	$5,196,015
	2021	830,180	—	2,303,848	1,000,005	1,758,146	114,006	6,006,185
	2020	852,810	—	2,447,083	1,000,001	—	212,049	4,511,943
H.R. Nelligan, Former Senior VP, Human Resources	2022	$335,748	$—	$164,279	$90,003	$—	$80,251	$670,281
	2021	326,290	—	230,427	100,004	276,405	54,901	988,027
	2020	335,185	—	244,797	100,004	—	71,132	751,118
(1)Represents the grant date fair value of RSUs and PRSUs computed in accordance with accounting guidance for equity grants made or modified in the applicable year. The grant date fair value of RSUs is calculated based on the number of shares of Class A Common Stock underlying the RSUs times the average of the high and low stock price of Class A Common Stock on the date of grant. The grant date fair value of PRSUs with a TSR metric was calculated based on the number of shares of Class A Common Stock underlying the PRSUs (at target), times the fair value per unit derived from a third-party valuation using a Monte Carlo simulation due to the presence of a market condition in the award. The grant date fair value of PRSUs with revenue performance conditions was calculated based on the number of shares of Class A Common Stock underlying the award times the average of the high and low stock price of Class A Common Stock on the date of grant. The actual value of a RSU will depend on the market value of the Class A Common Stock on the date the stock is sold. The table reflects the grant date fair value at target for PRSUs (100%).
(2)Represents the grant date fair value of stock options computed in accordance with accounting guidance for equity grants made or modified in the applicable year. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, for the year ended

July 31, 2022. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Class A Common Stock over the exercise price on the date the option is exercised.
(3)Represents annual cash incentives earned during the listed fiscal years, which was paid during the next fiscal year.
(4)The amounts in the 'All Other Compensation' column include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the cost of group term life insurance, company car or car allowance, the cost of long-term care insurance, the cost of disability insurance and other perquisites. The perquisites may include annual allowances for financial and tax planning and the cost of personal liability insurance. Refer to the table following these footnotes.
(5)Upon his appointment to President, Chief Executive Officer and Director on April 1, 2022, Mr. Shaller was awarded $760,500 of stock options and $760,500 of RSUs. In addition, Mr. Shaller was granted a $250,000 RSU award.
(6)Mr. Deman's compensation is denominated in Euros. The amounts shown in U.S. dollars in the table above were converted from Euro at the average exchange rate for fiscal 2022: 1 EUR = 1.1143 USD, fiscal 2021: 1 EUR = 1.1960 USD and fiscal 2020: 1 EUR = 1.1073 USD.
(7)When Mr. Gorman joined Brady on April 6, 2020, he was granted a $250,000 RSU award and a $50,000 hiring bonus.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-term Disability Insurance ($)	Other ($)	Total All Other Compensation ($)
R.R. Shaller	2022	$87,677	$18,000	$711	$6,475	$5,209	$983	$119,055
	2021	32,628	18,000	1,057	5,205	5,293	1,726	63,909
	2020	57,811	18,692	1,110	3,427	5,321	1,675	88,036
A.J. Pearce	2022	$80,309	$18,000	$720	$2,893	$3,703	$1,099	$106,724
	2021	33,557	18,000	1,055	2,893	3,772	—	59,277
	2020	57,909	18,692	1,110	2,893	3,848	947	85,399
B.N. Curran	2022	$51,484	$18,000	$576	$7,063	$3,290	$13,425	$93,838
	2021	25,844	18,000	1,038	5,677	3,462	15,273	69,294
	2020	48,564	18,692	1,258	3,737	3,993	13,230	89,474
P. Deman	2022	$36,529	$9,417	$26,827	$388	$—	$—	$73,161
	2021	38,271	10,119	26,794	411	—	—	75,595
	2020	33,197	9,375	22,285	378	—	1,275	66,510
A.T. Gorman	2022	$44,718	$18,000	$393	$3,486	$2,024	$3,857	$72,478
	2021	21,269	18,000	502	2,744	2,024	1,750	46,289
	2020	4,308	5,538	218	500	550	—	11,114
J.M. Nauman	2022	$208,309	$16,269	$1,194	$8,422	$4,414	$15,539	$254,147
	2021	69,169	18,000	2,001	7,384	4,870	12,582	114,006
	2020	167,984	18,692	1,958	4,860	4,946	13,609	212,049
H.R. Nelligan	2022	$50,756	$18,000	$537	$4,709	$4,474	$1,775	$80,251
	2021	26,455	18,000	816	3,785	3,943	1,902	54,901
	2020	41,127	18,692	1,003	2,491	3,779	4,040	71,132

Grants of Plan-Based Awards for 2022
The following table summarizes grants of plan-based awards made during fiscal 2022 to the NEOs.

	Grant Date	Compensation Committee Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Stock or Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($)
Name			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
R.R. Shaller			$—	$402,049	$1,206,147
	8/2/2021	7/19/2021				724	2,897	5,794			$55.23	$160,001
	8/2/2021	7/19/2021				724	2,897	5,794			68.28	197,807
	9/16/2021	7/19/2021							4,821		49.79	240,038
	9/16/2021	7/19/2021								20,496	49.79	240,008
	4/1/2022	3/15/2022							5,354		46.70	250,032
	4/1/2022	3/15/2022							16,285		46.70	760,509
	4/1/2022	3/15/2022								60,928	46.70	760,497
A.J. Pearce			—	319,900	959,700
	8/2/2021	7/19/2021				906	3,622	7,244			55.23	200,043
	8/2/2021	7/19/2021				906	3,622	7,244			68.28	247,310
	9/16/2021	7/19/2021							6,026		49.79	300,035
	9/16/2021	7/19/2021								25,620	49.79	300,010
B.N. Curran			—	195,900	587,700
	8/2/2021	7/19/2021				181	725	1,450			55.23	40,042
	8/2/2021	7/19/2021				181	725	1,450			68.28	49,503
	9/16/2021	7/19/2021							1,206		49.79	60,047
	9/16/2021	7/19/2021								5,124	49.79	60,002
P. Deman			—	153,508	460,524
	8/2/2021	7/19/2021				113	453	906			55.23	25,019
	8/2/2021	7/19/2021				113	453	906			68.28	30,931
	9/16/2021	7/19/2021							754		49.79	37,542
	9/16/2021	7/19/2021								3,203	49.79	37,507
A.T. Gorman			—	155,250	465,750
	8/2/2021	7/19/2021				229	915	1,830			55.23	50,536
	8/2/2021	7/19/2021				229	915	1,830			68.28	62,476
	9/16/2021	7/19/2021							1,522		49.79	75,780
	9/16/2021	7/19/2021								6,469	49.79	75,752
J.M. Nauman			—	592,150	1,776,450
	8/2/2021	7/19/2021				2,870	11,480	22,960			55.23	634,040
	8/2/2021	7/19/2021				2,870	11,480	22,960			68.28	783,855
	9/16/2021	7/19/2021							19,101		49.79	951,039
	9/16/2021	7/19/2021								81,215	49.79	951,028
H.R. Nelligan			—	169,000	507,000
	8/2/2021	7/19/2021				272	1,087	2,174			55.23	60,035
	8/2/2021	7/19/2021				272	1,087	2,174			68.28	74,221
	9/16/2021	7/19/2021							1,808		49.79	90,020
	9/16/2021	7/19/2021								7,686	49.79	90,003
(1)At its July 2021 meeting, the Committee approved the values of the annual cash incentive award threshold, target and maximums under the Company's annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year.

(2)This award represents PRSUs granted August 2, 2021, as part of the annual fiscal 2022 equity grant. Payout opportunities will range from 0% to 200% of the target award. Target payout is set at 100% of award value, with threshold and maximum payouts set at 25% and 200% of target award value, respectively.
(3)The RSU awards vest equally over three years.
(4)The exercise price or base price for PRSU awards with a market condition granted on August 2, 2021, is based on a third-party valuation involving the use of a Monte Carlo simulation. The exercise price or base price for the remaining option, RSU, and PRSU awards is the average of the high and low prices of the Company’s Class A Common Stock as reported by the NYSE on the date of the grant.

Outstanding Equity Awards at July 31, 2022

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)		Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
R.R. Shaller	23,576	—		$35.14	9/23/2026
	21,295	—		36.85	9/22/2027
	22,012	—		43.98	9/25/2028
	13,425	6,712	(1)	54.05	9/20/2029
	8,546	17,090	(2)	39.92	9/30/2030
	—	20,496	(3)	49.79	9/16/2031
	—	60,928	(4)	46.70	4/1/2032
						1,336	(5)	$63,928
						6,475	(6)	309,829
						3,758	(7)	179,820
						4,821	(8)	230,685
						5,354	(9)	256,189
						16,285	(10)	779,237
									4,181	(11)	$200,061
									4,831	(12)	231,163
									2,897	(13)	138,621
									2,897	(14)	138,621

A.J. Pearce	51,375	—		$19.96	9/25/2025
	37,721	—		35.14	9/23/2026
	34,071	—		36.85	9/22/2027
	29,800	—		43.98	9/25/2028
	18,175	9,087	(1)	54.05	9/20/2029
	11,394	22,787	(2)	39.92	9/30/2030
	—	25,620	(3)	49.79	9/16/2031
						1,809	(5)	$86,561
						5,010	(7)	239,729
						6,026	(8)	288,344
									5,660	(11)	$270,831
									6,441	(12)	308,202
									3,622	(13)	173,313
									3,622	(14)	173,313

B.N. Curran	2,258	—		$36.85	9/22/2027
	3,951	—		43.98	9/25/2028
	4,131	2,065	(1)	54.05	9/20/2029
	2,532	5,064	(2)	39.92	9/30/2030
	—	5,124	(3)	49.79	9/16/2031
						411	(5)	$19,666
						1,113	(7)	53,257
						1,206	(8)	57,707
									1,287	(11)	$61,583

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)		Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
									1,432	(12)	68,521
									725	(13)	34,691
									725	(14)	34,691

P. Deman	1,473	—		$35.14	9/23/2026
	3,016	—		36.85	9/22/2027
	3,449	—		43.98	9/25/2028
	2,082	1,040	(1)	54.05	9/20/2029
	1,583	3,165	(2)	39.92	9/30/2030
	—	3,203	(3)	49.79	9/16/2031
						200	(5)	$9,570
						914	(15)	43,735
						696	(7)	33,304
						754	(8)	36,079
									895	(12)	$42,826
									453	(13)	21,676
									453	(14)	21,676

A.T. Gorman	2,912	5,824	(2)	$39.92	9/30/2030
	—	6,469	(3)	49.79	9/16/2031
						1,907	(16)	$91,250
						1,280	(7)	61,248
						1,522	(8)	72,828
									1,646	(12)	$78,761
									915	(13)	43,783
									915	(14)	43,783

J.M. Nauman	100,017	—		$35.14	9/23/2026
	96,792	—		36.85	9/22/2027
	88,383	—		43.98	9/25/2028
	61,958	30,978	(1)	54.05	9/20/2029
	37,979	75,957	(2)	39.92	9/30/2030
	—	81,215	(3)	49.79	9/16/2031
						6,167	(5)	$295,091
						16,700	(7)	799,095
						19,101	(8)	913,983
									19,294	(11)	$923,218
									14,313	(12)	684,877

H.R. Nelligan	12,860	—		$35.14	9/23/2026
	11,615	—		36.85	9/22/2027
	10,159	—		43.98	9/25/2028
	6,196	3,098	(1)	54.05	9/20/2029

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)		Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
	3,798	3,798	(17)	39.92	9/30/2030
	—	2,562	(18)	49.79	9/16/2031
						617	(5)	$29,523
						835	(7)	39,955
						603	(8)	28,584
									1,930	(11)	$92,351
(1)The remaining options vest on September 20, 2022.
(2)One-half of the options vest on September 30, 2022 and the remaining options vest on September 30, 2023.
(3)One-third of the options vest on September 16, 2022, one-third of the options vest on September 16, 2023, and one-third of the options vest on September 16, 2024.
(4)Effective April 1, 2022, Mr. Shaller was awarded 60,928 shares of stock options as part of his appointment to President, CEO and Director. One-third of the options vest on April 1, 2023, one-third of the options vest on April 1, 2024, and one-third of the options vest on April 1, 2025.
(5)This award represents RSUs awarded on September 20, 2019 as part of the annual fiscal 2020 equity grant. The remaining units vest on September 20, 2022.
(6)Effective September 20, 2019, Mr. Shaller was awarded 9,251 RSUs for retention purposes. The RSUs vest in increments of 10%, 20%, 30%, and 40% upon the first, second, third and fourth anniversaries of the grant date.
(7)This award represents RSUs awarded on September 30, 2020 as part of the annual fiscal 2021 equity grant. One-half of the units vest on September 30, 2022 and the remaining units vest on September 30, 2023.
(8)This award represents RSUs awarded on September 16, 2021 as part of the annual fiscal 2022 equity grant. One-third of the units vest on September 16, 2022, one-third of the units vest on September 16, 2023, and one-third of the units vest on September 16, 2024.
(9)Effective April 1, 2022, Mr. Shaller was awarded 5,354 RSUs as part of his appointment to President, CEO and Director. One-third of the units vest on April 1, 2023, one-third of the units vest on April 1, 2024, and one-third of the units vest on April 1, 2025.
(10)Effective April 1, 2022, Mr. Shaller was awarded 16,285 RSUs as part of his appointment to President, CEO and Director. One-third of the units vest on April 1, 2023, one-third of the units vest on April 1, 2024, and one-third of the units vest on April 1, 2025.
(11)This award represents PRSUs awarded on August 1, 2019, as part of the annual fiscal 2020 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(12)This award represents PRSUs awarded on August 1, 2020, as part of the annual fiscal 2021 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(13)This award represents PRSUs awarded on August 2, 2021, as part of the annual fiscal 2022 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined relative to the Company's revenue performance measured with respect to organic revenue growth over four equally-weighted performance periods. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(14)This award represents PRSUs awarded on August 2, 2021, as part of the annual fiscal 2022 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(15)Effective January 3, 2020, Mr. Deman was awarded 1,307 shares of RSUs for retention purposes. The RSUs vest in increments of 10%, 20%, 30%, and 40% upon the first, second, third and fourth anniversaries of the grant date.
(16)Effective April 6, 2020, Mr. Gorman was awarded 5,723 RSUs. The remaining units vest on April 6, 2023.
(17)The remaining options vest on September 30, 2022.

(18)The remaining options vest on September 16, 2022.

Option Exercises and Stock Vested for Fiscal 2022
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2022 to the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
R.R. Shaller	—	$—	16,640	$865,339
A.J. Pearce	—	—	19,984	1,047,072
B.N. Curran	—	—	4,085	213,796
P. Deman	—	—	1,057	54,405
A.T. Gorman	—	—	2,549	118,670
J.M. Nauman	100,000	3,575,500	60,990	3,191,825
H.R. Nelligan	—	—	11,277	575,153
(1)The value realized on exercise of stock options reflects the difference between the option exercise price and the market price at exercise multiplied by the number of shares.
(2)The value realized on vesting of stock awards reflects the number of shares vested multiplied by the market price (average of the high and low of the stock price) of the stock on the vest date.
Pension Benefits at July 31, 2022
Mr. Deman is a participant in the Brady Corporation Belgium Pension Plan, which is a closed insured defined benefit pension plan that provides benefits for certain employees residing in Belgium hired prior to October 31, 2005. The benefits earned under the plan are payable at normal retirement age in the form of a single lump sum.
At retirement, the benefit is equal to the sum of 4.875% of the most recent five-year average annual base salary up to the Social Security ceiling plus 22.75% of the most recent five-year average annual base salary in excess of the Social Security ceiling, multiplied by the years of pensionable service. Years of pensionable service include all years and complete months of service from the date of hire through October 31, 2005, up to a maximum of 40 years. Normal retirement age for participants is age 65. Participants who are age 60-64 may elect to retire early and receive a 5% reduction in benefits per year of early retirement.
The following table summarizes the actuarial present value of the pension benefit accumulated by Mr. Deman under the Brady Corporation Belgium Pension Plan as of July 31, 2022.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)(2)	Payments During Last Fiscal Year ($)
P. Deman	Brady Corporation Belgium Pension Plan	6.25	$40,996	$—
(1)The accumulated benefit will be paid to Mr. Deman in Euros. The amount shown in U.S. dollars was converted from Euro at the exchange rate as of July 31, 2022: 1 EUR= 1.0196 USD.
(2)The present value of the accumulated pension benefit was calculated using the following assumptions: A calculation date of July 31, 2022, a 3.25% discount rate, retirement occurring at normal retirement age of 65, and Belgium MR-5/FR-5 Mortality Tables. The valuation method used to determine the present value of the accumulated benefit is consistent with the method used for financial reporting purposes as of July 31, 2022. The value of the pension benefit Mr. Deman will ultimately receive will differ to the extent facts and circumstances vary from current assumptions.
The aggregate change in the present value of Mr. Deman's accumulated pension benefit within the Brady Corporation Belgium Pension Plan during fiscal 2022 was negligible and therefore was not included in the Summary Compensation Table.

Non-Qualified Deferred Compensation for Fiscal 2022
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2022 for the NEOs.

Name	Executive Contribution in Fiscal 2022 ($)	Company Contributions in Fiscal 2022 ($)	Aggregate Losses in Fiscal 2022 ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at July 31, 2022 ($)
R.R. Shaller	$30,970	$61,939	$(52,417)	$—	$352,318
A.J. Pearce	403,397	56,490	(183,449)	—	2,413,569
B.N. Curran	25,191	28,108	(221,685)	—	1,283,331
P. Deman	—	—	—	—	—
A.T. Gorman	11,140	21,325	(3,836)	—	28,629
J.M. Nauman	1,145,852	184,509	(231,576)	—	4,176,348
H.R. Nelligan	325,124	25,232	(136)	—	891,484
The executive contribution amounts included in this table are derived from the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table. The Company's contribution amounts included in this table are reported in the All Other Compensation columns of the Summary Compensation Table. Amounts reported in the aggregate balance at July 31, 2022, net of historical earnings and losses were previously reported as compensation to the NEO in the Summary Compensation Table for previous years. See discussion of the Company's non-qualified deferred compensation plan in the Compensation Discussion and Analysis.
Potential Payments Upon Termination or Change in Control
As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into separate offer letters, employment agreements, and change of control agreements with certain NEOs that provide for benefits following termination of employment and/or a change in control.
Mr. Shaller's Offer Letter provides that he will be entitled to severance if either (i) the executive’s employment with the Company is involuntarily terminated by the Company without cause or (ii) the executive’s employment with the Company is voluntarily terminated by the executive subsequent to (a) a material reduction in the total of the executive’s annual base salary and target annual cash incentive without the prior written agreement of the executive, (b) a significant diminution in the authority, duties or responsibilities of the executive without the executive’s prior written agreement, or (c) the relocation of the executive’s position to a principal work location more than 50 miles from Milwaukee, Wisconsin or from the executive’s principal place of residence, without the executive’s prior written agreement. None of the other NEOs have any severance agreements or similar arrangements that would apply outside of a change in control.
The terms of the change of control agreement are triggered if, within a 24-month period beginning with the date a change of control occurs, (i) the executive’s employment with the Company is involuntarily terminated other than by reason of death, disability or cause, or (ii) the executive’s employment with the Company is voluntarily terminated by the executive subsequent to (a) any reduction in the total of the executive’s annual base salary, exclusive of fringe benefits, and the executive’s target annual cash incentive in comparison with the executive’s annual base salary and target annual cash incentive immediately prior to the date the change of control occurs, (b) a significant diminution in the responsibilities or authority of the executive in comparison with the executive’s responsibility and authority immediately prior to the date the change of control occurs, or (c) the imposition of a requirement by the Company that the executive relocate to a principal work location more than 50 miles from the executive’s principal work location immediately prior to the date the change of control occurs.
Following termination due to a change in control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs, plus a multiplier of their annual cash incentive payment as discussed in their respective change of control agreements prior to the date the change of control occurs. If the payments upon termination due to change of control result in any excise tax incurred by Messrs. Shaller, Pearce, Curran, Deman and Gorman as a result of Section 280(g) of the Internal Revenue Code, the officer will be solely responsible for such excise tax. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executives in order to enforce the change of control agreement, in which the executive prevails.
The following information and tables set forth the amount of payments to each NEO in the event of termination of employment as a result of a change of control. No other employment agreements providing specified payments upon termination have been entered into between the Company and any of the NEOs in fiscal year 2022.

Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.
•The amounts detailed in the tables assume that each NEO terminated employment on July 31, 2022. Accordingly, the tables reflect amounts earned as of July 31, 2022, and include estimates of amounts that would be paid to the NEO upon the termination or occurrence of a change in control. The actual amounts that would be paid to an NEO can only be determined at the time of termination.
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
Russell R. Shaller
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2022, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$1,380,000	$1,380,000	$2,445,326	$205,591	$25,000	$5,435,917
(1)Represents two times the base salary in effect at July 31, 2022.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2022.
(3)Represents the closing market price of $47.85 on 51,104 unvested RSUs and PRSU awards that would vest due to change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2020 award and target performance for the fiscal 2021 and 2022 awards.
(4)Represents the difference between the closing market price of $47.85 and the exercise price on 78,018 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.
The following table outlines the amount payable assuming that the severance terms of Mr. Shaller's offer letter were triggered on July 31, 2022, and the NEO was required to legally enforce the severance terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Total ($)
$1,380,000	$1,380,000	$2,760,000
(1)Represents two times the base salary in effect at July 31, 2022.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2022.
Aaron J. Pearce
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2022, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$914,000	$599,382	$1,428,179	$180,701	$25,000	$3,147,262
(1)Represents two times the base salary in effect at July 31, 2022.
(2)Represents two times the average annual cash incentive payment received in the last three years ended July 31, 2022, 2021 and 2020.
(3)Represents the closing market price of $47.85 on 29,847 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2020 award and target performance for the fiscal 2021 and 2022 awards.
(4)Represents the difference between the closing market price of $47.85 and the exercise price on 22,787 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.

Bentley N. Curran
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2022, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$653,000	$428,754	$304,613	$40,158	$25,000	$1,451,525
(1)Represents two times the base salary in effect at July 31, 2022.
(2)Represents two times the average annual cash incentive payment received in the last three years ended July 31, 2022, 2021 and 2020.
(3)Represents the closing market price of $47.85 on 6,366 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2020 award and target performance for the fiscal 2021 and 2022 awards.
(4)Represents the difference between the closing market price of $47.85 and the exercise price on 5,064 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.
Pascal Deman
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2022, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($) (6)
$561,846	$122,928	$208,865	$25,098	$25,000	$943,737
(1)Represents two times the base salary in effect at July 31, 2022.
(2)Represents the average annual cash incentive payment received in the last three years ended July 31, 2022, 2021 and 2020.
(3)Represents the closing market price of $47.85 on 4,365 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on target performance for the fiscal 2021 and 2022 awards.
(4)Represents the difference between the closing market price of $47.85 and the exercise price on 3,165 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.
(6)The amounts shown in this table for Mr. Deman would be payable to him in Euros. The amounts shown in U.S. dollars were converted from Euro at the exchange rate as of July 31, 2022: 1 EUR= 1.0196 USD.
Andrew T. Gorman
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2022, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$621,000	$254,135	$391,652	$46,184	$25,000	$1,337,971
(1)Represents two times the base salary in effect at July 31, 2022.
(2)Represents the average annual cash incentive payment received in the last two years ended July 31, 2022 and 2021.
(3)Represents the closing market price of $47.85 on 8,185 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on target performance for the fiscal 2021 and 2022 awards.
(4)Represents the difference between the closing market price of $47.85 and the exercise price on 5,824 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.

J. Michael Nauman
Mr. Nauman resigned and retired as President, CEO & Director of the Company effective April 1, 2022, and remained employed by the Company until June 17, 2022, the date of separation. The Company entered into a written agreement with Mr. Nauman in connection with his retirement that provided for payment of his salary and benefits through June 17, 2022. No vesting accelerations of unvested restricted stock or unvested stock options resulted in any payment under his retirement agreement.
Helena R. Nelligan
Ms. Nelligan informed the Company of her intent to retire as Senior Vice President, Human Resources of the Company effective April 8, 2022, and will remain employed by the Company through September 30, 2022, the date of separation. The Company entered into a written agreement with Ms. Nelligan in connection with her retirement that provides for payment of her salary and benefits through September 30, 2022. No vesting accelerations of unvested restricted stock or unvested stock options resulted in any payment under her retirement agreement.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock unit awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the NEOs should this event occur on July 31, 2022.

Name	Unvested Restricted Stock Units as of July 31, 2022	Restricted Stock Unit Acceleration Gain $ (1)	Unvested, In-the-Money Stock Options as of July 31, 2022	Stock Option Acceleration Gain $ (2)
R.R. Shaller	51,104	$2,445,326	78,018	$205,591
A.J. Pearce	29,847	1,428,179	22,787	180,701
B.N. Curran	6,366	304,613	5,064	40,158
P. Deman	4,365	208,865	3,165	25,098
A.T. Gorman	8,185	391,652	5,824	46,184
H.R. Nelligan	3,186	152,450	3,798	30,118
(1)Represents the closing market price of $47.85 on unvested RSUs and PRSU awards that would vest due to death or disability. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2020 award and target performance for the fiscal 2021 and 2022 awards.
(2)Represents the difference between the closing market price of $47.85 and the exercise price on unvested, in-the-money stock options that would vest due to death or disability.
CEO Pay Ratio Disclosure
Summarized below is the ratio of the total compensation of our CEO, Russell R. Shaller, to the total compensation of our median employee.
For fiscal 2022:
•the median of the annual total compensation of all of our employees, other than the CEO, was $52,148; and
•the annual total compensation of our CEO was $4,653,047.
Accordingly, the ratio of the CEO’s annual total compensation to the median of the annual total compensation of all other employees was approximately 89:1.
For our CEO, we used the total compensation for Mr. Shaller as reported in the Summary Compensation Table. However, because Mr. Shaller was appointed CEO on April 1, 2022, we annualized the amounts reported for him in the “Salary” and “Non-Equity Incentive Compensation” columns of the Summary Compensation Table to reflect the amounts he would have earned for fiscal 2022 if he had served as CEO for the entire fiscal year. The annualized base salary and annual cash incentive award values used in the pay ratio calculation were $690,000 and $1,235,100, respectively. We did not need to annualize the amounts in the "Stock Awards", "Options" or "All Other Compensation" columns of the Summary Compensation Table, as the amounts shown in these columns would have been the same even if he had been the CEO for the entire fiscal year.

For our median employee, we elected to use the same employee identified as the median employee in fiscal 2021 for calculating the pay ratio in fiscal 2022. There were no material changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosures since we identified the median employee for determination of the CEO pay ratio in fiscal 2021.
For fiscal 2021, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee, we used the following methodology and assumptions:
•A measurement date of May 31, 2021 was used to identify our median employee, which is within three months of the Company's fiscal 2021 year end. As of this date, the Company's total employee population, excluding the CEO, consisted of 5,621 individuals, which comprised all full-time and part-time employees.
•As permitted under the SEC rules, we excluded 139 employees that were acquired subsequent to the measurement date of May 31, 2021. After applying these rules, the employee population consisted of 5,482 individuals, of which 1,496 were in the United States and 3,986 were outside of the United States.
•The Company used annual total cash compensation earned by our employees, as compiled from our payroll records, as the consistently applied compensation measure by which to determine the median employee. This reflects the principal forms of compensation delivered to all of our employees and is readily available in each country.
•We annualized the compensation of employees for the full fiscal year and for employees hired during the fiscal year.
•For employees outside of the United States, we used applicable currency exchange rates based on the average exchange rate over the period to convert all compensation data.
•Our median employee's total compensation was calculated in the same manner as total compensation for each of the NEOs within the Summary Compensation Table and includes contributions to health and welfare benefits.

Board of Directors Compensation
To ensure competitive compensation for the Board of Directors, compensation is reviewed annually and market surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee and the Management Development and Compensation Committee, and they confer with the Board’s independent compensation consultant, Pay Governance LLC, in making recommendations to the Board of Directors regarding director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board. Based on the recommendation of its independent compensation consultant, Pay Governance LLC, the Board approved revisions in the compensation structure of directors, which will become effective following the 2022 Annual Meeting of Shareholders. Effective in fiscal 2023, directors will receive a $67,500 annual cash retainer and a $116,500 award of unrestricted stock. The Chair of the Board will receive an $80,000 annual cash retainer.
In fiscal 2022, the annual cash retainer paid to non-management directors was $60,000. Each member of the Audit Committee received an annual retainer of $15,000, and an additional annual retainer of $15,000 was paid to the Chair of the Audit Committee; each member of the Management Development and Compensation Committee received an annual retainer of $12,000, and an additional annual retainer of $12,000 was paid to the Chair; and each member of the Corporate Governance, Finance and Technology Committees received an annual retainer of $10,000, and an additional annual retainer of $10,000 was paid to each committee chair. Non-management directors do not receive meeting fees. Non-management directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved by the Board as required. No such special assignment fees were paid in fiscal year 2022.
In fiscal 2022, the Chair of the Board, Bradley C. Richardson, was paid an annual fee of $60,000.
The Board has established stock ownership requirements for directors. The ownership requirement for each director is five times the annual Board retainer. Directors have five years to achieve their stock ownership requirements. All directors, except Ms. Collins Smee and Mr. Nargolwala, who were each elected to the Board in February 2022, have met their stock ownership requirements.
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
On September 14, 2021, the Board approved an annual stock-based compensation award of $109,000 fair value of unrestricted shares of Class A Common Stock with a grant date fair value of $49.79 per share, for each non-management director, effective September 16, 2021.

Directors are also eligible to defer portions of their fees into the Brady Corporation Director Deferred Compensation Plan (“Director Deferred Compensation Plan”), the value of which is measured by the fair value of the underlying investments. The assets of the Director Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Director Deferred Compensation Plan. The investment funds available include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are offered in the employee Matched 401(k) Plan. Directors may elect whether to receive their account balance following termination in a single lump sum payment or by means of distribution under an annual installment method. Distributions of the Company Class A Nonvoting Common Stock are made in-kind; distributions of mutual funds are made in cash.
Director Compensation Table — Fiscal 2022

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Patrick W. Allender	$105,000	$—	$109,040	$214,040
David S. Bem	97,000	—	109,040	206,040
Elizabeth P. Bruno	100,000	—	109,040	209,040
Joanne Collins Smee (3)(4)	42,292	—	109,029	151,321
Nancy L. Gioia	94,000	—	109,040	203,040
Frank W. Harris	82,000	—	109,040	191,040
Vineet Nargolwala (3)(4)	42,292	—	109,029	151,321
Bradley C. Richardson	182,000	—	109,040	291,040
Michelle E. Williams	92,000	—	109,040	201,040
(1)No stock options were awarded to non-management directors in fiscal 2022. Outstanding option awards at July 31, 2022, for each individual who served as director in fiscal 2022 include the following: Mr. Allender, 12,750; Ms. Bruno, 8,500; Ms. Gioia, 8,500; and Mr. Harris, 11,750. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is exercised.
(2)Represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2022 as compensation for their services. The shares of unrestricted stock granted to the non-management directors were valued at the average of the high and low market price of $49.79 on September 16, 2021, for those non-management directors on the board as of that grant date.
(3)Ms. Collins Smee and Mr. Nargolwala were appointed to the Board on February 15, 2022 such that the value of their compensation reported in the table above is prorated for the time served on the Board during fiscal 2022.
(4)The stock awards granted to Ms. Collins Smee and Mr. Nargolwala represent the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted as compensation when they were appointed to the Board. The shares of unrestricted stock granted to Ms. Collins Smee and Mr. Nargolwala were valued at the average of the high and low market price of $45.97 on February 22, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on July 31, 2022. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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
(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each director and NEO individually and by all directors and Officers of the Company as a group as of July 31, 2022. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership(3)(4)(5)	Percent of Ownership
Class A Common Stock	Elizabeth P. Bruno (1)	984,154	2.1%
	J. Michael Nauman	667,282	1.4%
	Aaron J. Pearce	292,349	0.6%
	Russell R. Shaller	164,177	0.4%
	Patrick W. Allender (2)	124,822	0.3%
	Helena R. Nelligan	74,918	0.2%
	Bradley C. Richardson	67,746	0.1%
	Frank W. Harris	35,011	0.1%
	Nancy L. Gioia	32,330	0.1%
	Bentley N. Curran	30,075	0.1%
	Pascal Deman	16,941	*
	Michelle E. Williams	14,441	*
	David S. Bem	9,279	*
	Andrew T. Gorman	7,767	*
	Joanne Collins Smee	2,384	*
	Vineet Nargolwala	2,384	*
	All Officers and Directors as a Group (16 persons)	2,526,059	5.4%

Class B Common Stock	Elizabeth P. Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

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
(2)Mr. Allender's holdings of Class A Common Stock include 29,479 shares owned by the Patrick and Deborah Allender Irrevocable Trust.
(3)The amount shown for all officers and directors individually and as a group (16 persons) includes options to acquire a total of 872,953 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2022, including the following: Ms. Bruno, 8,500 shares; Mr. Nauman, 443,179 shares; Mr. Pearce, 200,163 shares; Mr. Shaller, 102,398 shares; Mr. Allender, 12,750 shares; Ms. Nelligan, 50,288 shares; Mr. Harris, 11,750 shares; Ms. Gioia, 8,500 shares; Mr. Curran, 16,645 shares; Mr. Deman, 13,711 shares; and Mr. Gorman, 5,069 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2022.
(4)The amount shown for all officers and directors individually and as a group (16 persons) includes unvested restricted stock units to acquire 44,021 shares of Class A Common stock, which will vest within 60 days of July 31, 2022, including the following: Mr. Nauman, 23,840 units; Mr. Pearce, 7,135 units; Mr. Shaller, 8,168 units; Ms. Nelligan, 2,351 units; Mr. Curran, 1,567 units; Mr. Deman, 452 units; and Mr. Gorman, 508 units. It does not include unvested restricted stock awards or restricted stock units to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2022.
(5)The amount shown for all officers and directors individually and as a group (16 persons) includes Class A Common Stock owned in deferred compensation plans totaling 189,807 shares of Class A Common Stock, including the following: Ms. Bruno, 2,784 shares; Mr. Pearce, 3,904 shares; Mr. Allender, 80,578 shares; Mr. Richardson, 67,746 shares; Mr. Harris, 2,820 shares; Ms. Gioia, 12,633 shares; Mr. Curran, 134 shares; Dr. Williams, 14,441 shares; Ms. Collins Smee, 2,384 shares; and Mr. Nargolwala, 2,384 shares.
(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.
(d) Equity Compensation Plan Information

	As of July 31, 2022
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,843,889	$43.20	2,605,629
Equity compensation plans not approved by security holders	None	None	None
Total	1,843,889	$43.20	2,605,629
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
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s directors by their employers, was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2022. After consideration of these factors, the Board concluded that none of the directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2022, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 above for a discussion of director independence.
Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2022 and 2021. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2022 and 2021.

	2022	2021
	(Dollars in thousands)
Audit, audit-related and tax compliance:
Audit fees (1)	$1,162	$1,198
Tax fees — compliance	535	511
Subtotal audit, audit-related and tax compliance fees	1,697	1,709
Non-audit related:
Tax fees — planning and advice	375	402
Subtotal non-audit related fees	375	402
Total fees	$2,072	$2,111

(1)Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

	2022	2021
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.2 to 1	0.2 to 1

Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2022 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels also require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 95 of this Form 10-K.

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

3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-Laws of Brady Corporation, as amended September 14, 2020 (23)
4.1	Description of Brady Corporation Securities (3)
4.2	Form of Indenture (1)
*10.1	Change of Control Agreement, dated as of January 7, 2020, with Pascal Deman (18)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (37)
*10.5	Directors’ Deferred Compensation Plan, as amended (37)
*10.6	Change of Control Agreement, dated as of April 6, 2020, with Andrew T. Gorman
*10.7	Brady Corporation 2017 Omnibus Incentive Plan (27)
*10.8	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Complete and Permanent Release and Retirement Agreement, dated as of March 10, 2022, between Brady Corporation and J. Michael Nauman (15)
*10.11	Form of Fiscal 2021 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (18)
*10.12	Form of Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
*10.13	Form of Fiscal 2020 and Fiscal 2021 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.14	Form of Fiscal 2019 and Fiscal 2020 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.15	Complete and Permanent Release and Retirement Agreement, dated as of April 5, 2022, between Brady Corporation and Helena R. Nelligan (14)
*10.16	Form of Fiscal 2020 and Fiscal 2021 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.17	Employment Offer Letter, dated as of March 11, 2022, with Russell R. Shaller (15)

*10.18	Change of Control Agreement, dated as of September 11, 2015, with Aaron J. Pearce (21)
*10.19	Form of Fiscal 2019 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.20	Restricted Stock Unit Agreement, dated as of April 1, 2022, with Russell R. Shaller (15)
*10.21	Restated Brady Corporation Restoration Plan, as amended (37)
*10.22	Change of Control Agreement, dated as of April 1, 2022, with Russell R. Shaller (15)
*10.23	Employment Offer Letter, dated as of February 19, 2020, with Andrew T. Gorman
*10.24	Form of Fiscal 2023 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan
*10.25	Form of Fiscal 2022 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (34)
*10.26	Employment Offer Letter, dated as of August 3, 2022, with Oliver Bojarski (12)
*10.27	Form of Fiscal 2019 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.28	Employee Non-Compete and Non-Disclosure Agreement, dated as of August 3, 2022, between Brady Corporation and Oliver Bojarski (12)
10.29
First Amendment to Credit Agreement, dated as of December 21, 2021, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent (20)

*10.30	Form of Fiscal 2022 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (34)
*10.31	Change of Control Agreement, dated as of March 3, 2014, with Bentley N. Curran (13)
*10.32	Form of Fiscal 2022 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (34)
*10.33	Addendum to the 2017 General Stock Option Incentive Plan of Brady Corporation for Participants in France (18)
*10.34	Addendum to the 2017 General Restricted Stock Unit Incentive Plan of Brady Corporation for Participants in France (18)
*10.35	Form of Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.36	Form of Nonqualified Employee Performance Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.37	Form of Director Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.38	Form of Fiscal 2013 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (31)
*10.39	Form of Fiscal 2013 Director Nonqualified Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (31)
10.40
Credit Agreement, dated as of August 1, 2019, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein, BMO Harris Bank, N.A., as administrative agent and L/C issuer, Bank of America, N.A., as syndication agent and L/C issuer, and Wells Fargo Bank, N.A., as documentation agent (38)

*10.41	Form of Fiscal 2014 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (32)
*10.42	Form of Fiscal 2014 Director Nonqualified Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (32)
*10.43	Form of Fiscal 2016 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (21)
*10.44	Form of Fiscal 2015 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (9)

*10.45	Form of Fiscal 2015 Director Nonqualified Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (9)
*10.46	Employment Agreement, dated as of September 4, 2014, with Pascal Deman (18)
*10.47	Amendment to the Employment Agreement, dated January 7, 2020, with Pascal Deman (18)
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller
31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce
32.1	Section 1350 Certification of Russell R. Shaller
32.2	Section 1350 Certification of Aaron J. Pearce
101	Interactive Data File
104	Cover Page Inline XBRL data (Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
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
(6)Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 25, 2014
(7)Reserved
(8)Reserved
(9)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014
(10)Reserved
(11)Reserved
(12)Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 5, 2022
(13)Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014
(14)Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 7, 2022
(15)Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 16, 2022
(16)Reserved
(17)Reserved
(18)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020
(19)Reserved
(20)Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 22, 2021
(21)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015
(22)Reserved
(23)Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 16, 2020
(24)Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 21, 2021
(25)Reserved
(26)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011
(27)Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 27, 2016
(28)Reserved
(29)Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 2012
(30)Incorporated by reference to Registrant's Current Report on Form 8-K filed April 16, 2021
(31)Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2012
(32)Incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended July 31, 2013
(33)Incorporated by reference to Registrant's Current Report on Form 8-K filed July 14, 2016
(34)Incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended July 31, 2021

(35)Reserved
(36)Incorporated by reference to Registrant's Current Report on Form 8-K filed May 26, 2021
(37)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018
(38)Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 1, 2019
Item 16. Form 10-K Summary
None.
BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2022	2021	2020
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for credit losses:
Balances at beginning of period	$7,306	$7,157	$5,005
Additions — Due to acquired businesses	—	388	—
Additions — Charged to expense	859	803	2,495
Deductions — Bad debts written off, net of recoveries	(810)	(1,042)	(343)
Balances at end of period	$7,355	$7,306	$7,157
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$23,009	$16,309	$13,404
Additions — Due to acquired businesses	—	2,957	—
Additions — Charged to expense	10,198	4,908	5,722
Deductions — Inventory write-offs	(3,330)	(1,165)	(2,817)
Balances at end of period	$29,877	$23,009	$16,309
Valuation allowances against deferred tax assets:
Balances at beginning of period	$51,069	$58,809	$60,073
Additions — Due to acquired businesses	—	1,351	—
Additions — Charged to expense	48	4,168	6,204
Deductions — Valuation allowances reversed/utilized	(3,841)	(13,259)	(7,468)
Balances at end of period	$47,276	$51,069	$58,809

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of September 2022.

BRADY CORPORATION
By:	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

Signature	Title
/s/ RUSSELL R. SHALLER	President and Chief Executive Officer; Director
Russell R. Shaller	(Principal Executive Officer)
/s/ ANN E. THORNTON	Chief Accounting Officer and Corporate Controller
Ann E. Thornton	(Principal Accounting Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ DAVID S. BEM
David S. Bem	Director
/s/ ELIZABETH P. BRUNO
Elizabeth P. Bruno	Director
/s/ JOANNE COLLINS SMEE
Joanne Collins Smee	Director
/s/ NANCY L. GIOIA
Nancy L. Gioia	Director
/s/ FRANK W. HARRIS
Frank W. Harris	Director
/s/ VINEET NARGOLWALA
Vineet Nargolwala	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ MICHELLE E. WILLIAMS
Michelle E. Williams	Director

*	Each of the above signatures is affixed as of September 1, 2022.