Form 10-Q
period 2022-10-31
BRADY CORP
filed 2022-11-17
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of November 15, 2022, there were 46,200,742 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2022	July 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,471	$114,069
Accounts receivable, net of allowance for credit losses of $6,938 and $7,355, respectively	180,183	183,233
Inventories	195,695	190,023
Prepaid expenses and other current assets	12,902	10,743
Total current assets	503,251	498,068
Property, plant and equipment—net	136,320	139,511
Goodwill	579,404	586,832
Other intangible assets	69,494	74,028
Deferred income taxes	15,061	15,881
Operating lease assets	27,244	31,293
Other assets	19,855	21,719
Total	$1,350,629	$1,367,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,604	$81,116
Accrued compensation and benefits	57,095	76,764
Taxes, other than income taxes	13,495	12,539
Accrued income taxes	13,943	8,294
Current operating lease liabilities	14,126	15,003
Other current liabilities	65,350	61,458
Total current liabilities	243,613	255,174
Long-term debt	99,000	95,000
Long-term operating lease liabilities	15,558	19,143
Other liabilities	80,733	86,717
Total liabilities	438,904	456,034
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 46,176,267 and 46,370,708 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	346,064	345,266
Retained earnings	920,482	892,417
Treasury stock—5,085,220 and 4,890,779 shares, respectively, of Class A nonvoting common stock, at cost	(228,855)	(217,856)
Accumulated other comprehensive loss	(126,514)	(109,077)
Total stockholders’ equity	911,725	911,298
Total	$1,350,629	$1,367,332

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended October 31,
	2022	2021
Net sales	$322,569	$321,475
Cost of goods sold	167,305	166,487
Gross margin	155,264	154,988
Operating expenses:
Research and development	13,933	13,907
Selling, general and administrative	89,945	96,746
Total operating expenses	103,878	110,653
Operating income	51,386	44,335
Other (expense) income:
Investment and other (expense) income	(157)	543
Interest expense	(894)	(182)
Income before income taxes	50,335	44,696
Income tax expense	10,894	9,650
Net income	$39,441	$35,046
Net income per Class A Nonvoting Common Share:
Basic	$0.79	$0.67
Diluted	$0.79	$0.67
Net income per Class B Voting Common Share:
Basic	$0.78	$0.66
Diluted	$0.77	$0.65
Weighted average common shares outstanding:
Basic	49,868	51,973
Diluted	50,090	52,436

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2022	2021
Net income	$39,441	$35,046
Other comprehensive loss:
Foreign currency translation adjustments	(17,672)	(3,918)

Cash flow hedges:
Net gain (loss) recognized in other comprehensive loss	893	(26)
Reclassification adjustment for gains included in net income	(581)	(568)
	312	(594)

Pension and other post-retirement benefits actuarial gain amortization	(143)	(107)

Other comprehensive loss, before tax	(17,503)	(4,619)
Income tax benefit (expense) related to items of other comprehensive loss	66	(99)
Other comprehensive loss, net of tax	(17,437)	(4,718)
Comprehensive income	$22,004	$30,328

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended October 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)	$911,298
Net income	—	—	39,441	—	—	39,441
Other comprehensive loss, net of tax	—	—	—	—	(17,437)	(17,437)
Issuance of shares of Class A Common Stock under stock plan	—	(2,226)	—	1,071	—	(1,155)
Tax benefit and withholdings from deferred compensation distributions	—	66	—	—	—	66
Stock-based compensation expense	—	2,958	—	—	—	2,958
Repurchase of shares of Class A Common Stock	—	—	—	(12,070)	—	(12,070)
Cash dividends on Common Stock:
Class A — $0.2300 per share	—	—	(10,621)	—	—	(10,621)
Class B — $0.2134 per share	—	—	(755)	—	—	(755)
Balances at October 31, 2022	$548	$346,064	$920,482	$(228,855)	$(126,514)	$911,725

	Three months ended October 31, 2021
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2021	$548	$339,125	$788,369	$(109,061)	$(55,953)	$963,028
Net income	—	—	35,046	—	—	35,046
Other comprehensive loss, net of tax	—	—	—	—	(4,718)	(4,718)
Issuance of shares of Class A Common Stock under stock plan	—	(3,187)	—	(1)	—	(3,188)
Tax benefit and withholdings from deferred compensation distributions	—	115	—	—	—	115
Stock-based compensation expense	—	4,129	—	—	—	4,129
Repurchase of shares of Class A Common Stock	—	—	—	(18,924)	—	(18,924)
Cash dividends on Common Stock:
Class A — $0.2250 per share	—	—	(10,858)	—	—	(10,858)
Class B — $0.2084 per share	—	—	(737)	—	—	(737)
Balances at October 31, 2021	$548	$340,182	$811,820	$(127,986)	$(60,671)	$963,893

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2022	2021
Operating activities:
Net income	$39,441	$35,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,665	8,509
Stock-based compensation expense	2,958	4,129
Deferred income taxes	(1,705)	(625)
Other	(383)	(187)
Changes in operating assets and liabilities:
Accounts receivable	(627)	(13,302)
Inventories	(9,582)	(16,579)
Prepaid expenses and other assets	(2,563)	(655)
Accounts payable and accrued liabilities	(14,150)	9,499
Income taxes	5,945	1,656
Net cash provided by operating activities	27,999	27,491

Investing activities:
Purchases of property, plant and equipment	(3,861)	(11,328)
Other	—	2
Net cash used in investing activities	(3,861)	(11,326)

Financing activities:
Payment of dividends	(11,376)	(11,595)
Proceeds from exercise of stock options	349	151
Payments for employee taxes withheld from stock-based awards	(1,504)	(3,339)
Purchase of treasury stock	(12,070)	(18,924)
Proceeds from borrowing on credit facilities	36,000	56,200
Repayment of borrowing on credit facilities	(32,000)	(27,200)
Other	66	115
Net cash used in financing activities	(20,535)	(4,592)

Effect of exchange rate changes on cash and cash equivalents	(3,201)	(1,355)

Net increase in cash and cash equivalents	402	10,218
Cash and cash equivalents, beginning of period	114,069	147,335

Cash and cash equivalents, end of period	$114,471	$157,553

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2022
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2022 and July 31, 2022, its results of operations, cash flows and comprehensive income for the three months ended October 31, 2022 and 2021. The condensed consolidated balance sheet as of July 31, 2022, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2022.

NOTE B — New Accounting Pronouncements
Adopted Standards
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers” as if the acquirer had originated the contracts. The guidance is applied prospectively to acquisitions occurring on or after the effective date. The Company early adopted ASU No. 2021-08 during the quarter ended October 31, 2022. The adoption of the new standard will only have an impact on the Company's condensed consolidated financial statements in the event of future acquisitions.

NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of October 31, 2022 and July 31, 2022 consisted of the following:

	October 31, 2022	July 31, 2022
Finished products	$111,897	$112,323
Work-in-process	30,359	29,272
Raw materials and supplies	53,439	48,428
Total inventories	$195,695	$190,023
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $273,922 and $272,376 as of October 31, 2022 and July 31, 2022, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of October 31, 2022 and July 31, 2022 consisted of the following:

	October 31, 2022				July 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$1,728	$(1,165)	$563	3	$1,749	$(1,014)	$735
Customer relationships	9	104,610	(51,312)	53,298	9	105,404	(48,428)	56,976
Technology	5	9,013	(2,686)	6,327	5	9,136	(2,241)	6,895
Unamortized other intangible assets:
Tradenames	N/A	9,306	—	9,306	N/A	9,422	—	9,422
Total		$124,657	$(55,163)	$69,494		$125,711	$(51,683)	$74,028
The change in the gross carrying amount of other intangible assets as of October 31, 2022 compared to July 31, 2022 was due to the effect of currency fluctuations during the three-month period. Amortization expense on intangible assets was $3,631 and $3,807 for the three months ended October 31, 2022 and 2021, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of October 31, 2022, the Company did not have any finance leases.
Operating lease expense was $3,780 and $4,765 for the three months ended October 31, 2022 and 2021, respectively, which was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three months ended October 31, 2022 and 2021.
Supplemental cash flow information related to the Company's operating leases for the three months ended October 31, 2022 and 2021, was as follows:

	Three months ended October 31,
	2022	2021
Operating cash flows from operating leases	$4,202	$4,999
Operating lease assets obtained in exchange for new operating lease liabilities (1) (2)	102	(868)
(1) Includes new leases and remeasurements or modifications of existing leases.
(2) During the three months ended October 31, 2021, the Company purchased two buildings which were previously leased. This resulted in a decrease in operating lease assets obtained in exchange for lease liabilities for the period as the remaining lease assets and liabilities were removed from the condensed consolidated balance sheets.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, the unrealized gain from cash flow hedges and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2022:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2022	$954	$1,436	$(111,467)	$(109,077)
Other comprehensive income (loss) before reclassification	813	—	(17,672)	(16,859)
Amounts reclassified from accumulated other comprehensive loss	(435)	(143)	—	(578)
Ending balance, October 31, 2022	$1,332	$1,293	$(129,139)	$(126,514)
The increase in accumulated other comprehensive loss as of October 31, 2022, compared to July 31, 2022, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the three-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2021, were as follows:

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
The increase in the accumulated other comprehensive loss as of October 31, 2021, compared to July 31, 2021, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the three-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the three months ended October 31, 2022 and 2021, unrealized gains on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans was reclassified into "Investment and other (expense) income" on the condensed consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive loss for the three months ended October 31, 2022 and 2021:

	Three months ended October 31,
	2022	2021
Income tax benefit (expense) related to items of other comprehensive loss:
Cash flow hedges	$66	$(104)
Other income tax adjustments and currency translation	—	5
Income tax benefit (expense) related to items of other comprehensive loss	$66	$(99)

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
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,727 and $2,675 as of October 31, 2022 and July 31, 2022, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $306 and $289 during the three months ended October 31, 2022 and 2021, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at October 31, 2022, the Company expects to recognize 32% by the end of fiscal 2023, an additional 31% by the end of fiscal 2024, and the remaining balance thereafter.

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
The following is a summary of net sales by segment and geographic region for the three months ended October 31, 2022 and 2021:

	Three months ended October 31,
	2022	2021
Net sales:
IDS
Americas	$173,349	$164,910
Europe	56,643	56,889
Asia	26,364	26,818
Total	$256,356	$248,617
WPS
Americas	$18,782	$21,142
Europe	33,549	38,022
Australia	13,882	13,694
Total	$66,213	$72,858
Total Company
Americas	$192,131	$186,052
Europe	90,192	94,911
Asia-Pacific	40,246	40,512
Total	$322,569	$321,475
The following is a summary of segment profit for the three months ended October 31, 2022 and 2021:

	Three months ended October 31,
	2022	2021
Segment profit:
IDS	$51,525	$48,816
WPS	6,378	2,293
Total Company	$57,903	$51,109

The following is a reconciliation of segment profit to income before income taxes for the three months ended October 31, 2022 and 2021:

	Three months ended October 31,
	2022	2021
Total profit from reportable segments	$57,903	$51,109
Unallocated amounts:
Administrative costs	(6,517)	(6,774)
Investment and other (expense) income	(157)	543
Interest expense	(894)	(182)
Income before income taxes	$50,335	$44,696

NOTE I – Stock-Based Compensation
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
Total stock-based compensation expense recognized during the three months ended October 31, 2022 and 2021 was $2,958 and $4,129, respectively. The total income tax benefit recognized in the condensed consolidated statements of income was $192 and $199 during the three months ended October 31, 2022 and 2021, respectively.
Stock Options
The stock options issued under the plan have an exercise price equal to the market price of the Company's stock at the date of the grant and generally vest ratably over three years, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “time-based” options, generally expire ten years from the date of grant.
The Company has estimated the fair value of its time-based option awards granted during the three months ended October 31, 2022 and 2021, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2022	2021
Expected term (in years)	5.7	6.1
Expected volatility	29.6%	30.0%
Expected dividend yield	2.0%	2.3%
Risk-free interest rate	3.7%	1.0%
The following is a summary of stock option activity for the three months ended October 31, 2022:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2022	1,591,525	$41.57
Granted	147,629	43.50
Exercised	(22,494)	30.48
Forfeited	(10,247)	45.41
Outstanding at October 31, 2022	1,706,413	$41.86	6.4	$9,729
Exercisable at October 31, 2022	1,270,763	$40.67	5.4	$8,851

The weighted-average grant date fair value of options granted during the three months ended October 31, 2022 and 2021 was $12.06 and $11.29, respectively. The total intrinsic value of stock options exercised during the three months ended October 31, 2022 and 2021 was $364 and $319, respectively. The total fair value of stock options vested during the three months ended October 31, 2022 and 2021 was $2,458 and $2,446, respectively.
The cash received from the exercise of stock options during the three months ended October 31, 2022 and 2021 was $349 and $151, respectively. The tax benefit from the exercise of stock options during the three months ended October 31, 2022 and 2021 was $91 and $80, respectively.
As of October 31, 2022, total unrecognized compensation cost related to stock options was $2,898 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.1 years.
RSUs
RSUs issued under the plan have a grant date fair value equal to the market price of the Company's stock at the date of grant and generally vest ratably over three years, with one-third vesting one year after the grant date and one-third additional in each of the succeeding two years.
The following is a summary of RSU activity for the three months ended October 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of July 31, 2022	173,230	$47.45
Granted	62,197	44.70
Vested	(61,316)	47.50
Forfeited	(2,585)	45.03
Non-vested RSUs as of October 31, 2022	171,526	$46.47
The RSUs granted during the three months ended October 31, 2021 had a weighted-average grant date fair value of $49.85. The total fair value of RSUs vested during three months ended October 31, 2022 and 2021 was $2,608 and $3,380, respectively.
As of October 31, 2022, total unrecognized compensation cost related to RSUs was $5,029 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.2 years.
PRSUs
PRSUs are contingent on the achievement of predetermined market and performance targets. The PRSUs granted under the plan vest at the end of a three-year performance period provided the specified market and performance targets are met. For the PRSUs granted during the three months ended October 31, 2022 and 2021, the vesting criteria for 50% of the grant is based upon the Company's total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index over a three-year performance period, and the vesting criteria for the other 50% of the grant is based upon Company revenue targets. All other previously granted non-vested PRSUs vest based upon the Company's TSR relative to the S&P 600 SmallCap Industrials Index.
The Company calculates the fair value of each component of the applicable PRSUs individually. The fair value of the revenue target metric, which is a performance condition, is equal to the average of the high and low stock price on the grant date. The fair value of the TSR metric, which is a market condition, is determined using a Monte Carlo valuation model. The assumptions used in the Monte Carlo valuation model are reflected in the following table:

	Three months ended October 31,
Monte Carlo Valuation Assumptions	2022	2021
Expected volatility	34.8%	34.7%
Risk-free interest rate	2.8%	0.3%

The following is a summary of PRSU activity for the three months ended October 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested PRSUs as of July 31, 2022	79,134	$66.79
Granted	44,110	55.77
Vested	(18,959)	75.00
Forfeited	(16,332)	71.99
Non-vested PRSUs as of October 31, 2022	87,953	$58.63
The PRSUs granted during the three months ended October 31, 2021 had a weighted-average grant date fair value of $61.76. The total fair value of PRSUs vested during three months ended October 31, 2022 and 2021 was $889 and $4,098, respectively.
As of October 31, 2022, total unrecognized compensation cost related to PRSUs was $2,889 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.4 years.

NOTE J — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2022	2021
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$39,441	$35,046
Less:
Preferential dividends	(769)	(803)
Preferential dividends on dilutive stock options	(4)	(8)
Numerator for basic and diluted income per Class B Voting Common Share	$38,668	$34,235
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	49,868	51,973
Plus: Effect of dilutive equity awards	222	463
Denominator for diluted income per share for both Class A and Class B	50,090	52,436
Net income per Class A Nonvoting Common Share:
Basic	$0.79	$0.67
Diluted	$0.79	$0.67
Net income per Class B Voting Common Share:
Basic	$0.78	$0.66
Diluted	$0.77	$0.65
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 583,533 and 479,602 for the three months ended October 31, 2022 and 2021, respectively.

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

The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2022 and July 31, 2022:

	October 31, 2022	July 31, 2022	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$16,072	$18,037	Level 1
Foreign exchange contracts	1,138	489	Level 2
Liabilities:
Foreign exchange contracts	—	32	Level 2
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	October 31, 2022	July 31, 2022
Designated as cash flow hedges	$18,967	$25,276
Non-designated hedges	4,190	4,057
Total foreign exchange contracts	$23,157	$29,333
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of October 31, 2022 and July 31, 2022, unrealized gains of $1,352 and $1,040 have been included in OCI, respectively.

The following table summarizes the amount of pre-tax gains and losses related to foreign exchange contracts designated as cash flow hedging instruments:

	Three months ended October 31,
	2022	2021
Gains (losses) recognized in OCI	$893	$(26)
Gains reclassified from OCI into cost of goods sold	581	568
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	October 31, 2022		July 31, 2022
	Prepaid expenses and other current assets	Other current liabilities	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$1,135	$—	$489	$30
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	3	—	—	2
Total derivative instruments	$1,138	$—	$489	$32

NOTE M – Income Taxes
The income tax rate was 21.6% for the three months ended October 31, 2022 and 2021. The Company expects its ongoing annual income tax rate to be approximately 20% based on its current global business mix and based on tax laws and statutory rates currently in effect.

NOTE N — Subsequent Events
On November 14, 2022, the Company and certain of its subsidiaries entered into a Second Amendment to Credit Agreement (“Amendment No. 2”) with a group of six banks, which amends the original credit agreement dated as of August 1, 2019. Amendment No. 2 amends the credit agreement to, among other items, (a) increase the lending commitments by $100,000 for total lending commitments of $300,000 (b) extend the final maturity date to November 14, 2027, (c) increase the interest rate on certain borrowings by 0.125%, and (d) increase the available amount under the credit agreement, at the Company's option and subject to certain conditions, from $300,000 up to (i) an amount equal to the incremental borrowing necessary to bring the Company's consolidated net debt-to-EBITDA ratio to 2.5 to 1.0 plus (ii) $200,000. Borrowings under Amendment No. 2 remain unsecured and are guaranteed by certain of the Company's domestic subsidiaries. The credit agreement (as amended by Amendment No. 2) continues to contain various financial covenants, including a consolidated net debt-to-EBITDA ratio of 3.5 to 1.0 and a consolidated interest coverage ratio of 3.0 to 1.0.
On November 16, 2022, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.23 per share payable on January 31, 2023, to shareholders of record at the close of business on January 10, 2023.

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
The following are key initiatives supporting our strategy in fiscal 2023:
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
•Driving operational excellence and executing sustainable efficiency gains within our selling, general and administrative structures and within our global operations including insourcing of critical products and manufacturing activities while reducing our environmental footprint and managing working capital.
•Building on our culture of diversity, equity and inclusion to increase employee engagement and enhance recruitment and retention practices in order to drive differentiated performance and execute our strategy.
Impact of the COVID-19 Pandemic and other Global Geopolitical Events on Our Business
The Company has experienced, and expects to continue to experience, increased freight and input material cost inflation as a result of increased global demand, disruptions caused by COVID-19 and government-mandated actions in response to COVID-19, the conflict in the Ukraine, as well as labor shortages. The Company has taken and will continue to take actions to mitigate inflation issues, but thus far has not fully offset the impact of these trends through pricing actions. As a result, these trends have negatively impacted the Company's gross profit margin.
We believe we have the financial strength to continue to invest in organic sales growth opportunities including sales, marketing, and research and development ("R&D") and inorganic sales opportunities including acquisitions, while continuing to drive sustainable efficiency gains and automation in our operations and selling, general and administrative ("SG&A") functions. At October 31, 2022, we had cash of $114.5 million, as well as a credit facility with $99.4 million available for future borrowing, which can be increased up to $299.4 million at the Company's option and subject to certain conditions, for total available liquidity of $413.9 million.
We believe that our financial resources and liquidity levels including the remaining undrawn amount of the credit facility and our ability to increase that credit line as necessary are sufficient to manage the continuing impact of geopolitical events which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2022, for further discussion of the possible impact of the COVID-19 pandemic and other global geopolitical events on our business.

Results of Operations
A comparison of results of operating income for the three months ended October 31, 2022 and 2021 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2022	% Sales	2021	% Sales
Net sales	$322,569		$321,475
Gross margin	155,264	48.1%	154,988	48.2%
Operating expenses:
Research and development	13,933	4.3%	13,907	4.3%
Selling, general and administrative	89,945	27.9%	96,746	30.1%
Total operating expenses	103,878	32.2%	110,653	34.4%
Operating income	$51,386	15.9%	$44,335	13.8%
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
Net sales for the three months ended October 31, 2022, increased 0.3% to $322.6 million, compared to $321.5 million in the same period in the prior year. The increase consisted of organic sales growth of 6.9% partially offset by a decrease from foreign currency translation of 6.6%. Organic sales grew 8.6% in the IDS segment and grew 1.2% in the WPS segment during the three months ended October 31, 2022, compared to the same period in the prior year.
Gross margin increased 0.2% to $155.3 million in the three months ended October 31, 2022, compared to $155.0 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 48.1% compared to 48.2% in the same period in the prior year. The decrease in gross margin as a percentage of net sales was primarily due to an increase in the cost of materials and labor, which was partially mitigated by price increases as well as our ongoing efforts to streamline manufacturing processes and drive sustainable operational efficiencies.
R&D expenses were consistent at $13.9 million and 4.3% of sales in the three months ended October 31, 2022 and 2021. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printing systems, materials and the build out of a comprehensive industrial track and trace solution remain the primary focus of R&D expenditures for the remainder of fiscal 2023.
SG&A expenses include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses decreased 7.0% to $89.9 million in the three months ended October 31, 2022, compared to $96.7 million in the same period in the prior year. As a percentage of sales, SG&A decreased to 27.9% for the three months ended October 31, 2022, compared to 30.1% in the same period in the prior year. The decrease in SG&A expenses was primarily due to foreign currency translation and to a lesser extent, reductions in catalog advertising expenses within the WPS segment.
Operating income increased 15.9% to $51.4 million in the three months ended October 31, 2022, compared to $44.3 million in the same period in the prior year. The increase in operating income was due to an increase in segment profit in the WPS business due to actions taken last fiscal year to reduce the cost structure along with ongoing reductions in catalog advertising expenses, as well as an increase in IDS segment profit resulting from organic sales growth.

OPERATING INCOME TO NET INCOME

	Three months ended October 31,
(Dollars in thousands)	2022	% Sales	2021	% Sales
Operating income	$51,386	15.9%	$44,335	13.8%
Other (expense) income:
Investment and other (expense) income	(157)	0.0%	543	0.2%
Interest expense	(894)	(0.3)%	(182)	(0.1)%
Income before income taxes	50,335	15.6%	44,696	13.9%
Income tax expense	10,894	3.4%	9,650	3.0%
Net income	$39,441	12.2%	$35,046	10.9%
Investment and other expense was $0.2 million in the three months ended October 31, 2022, compared to investment and other income of $0.5 million in the same period in the prior year. The change was primarily due to a decrease in the market value of securities held in deferred compensation plans during the three months ended October 31, 2022.
Interest expense increased to $0.9 million in the three months ended October 31, 2022, compared to $0.2 million in the same period in the prior year. The increase in interest expense was primarily due to an increase in interest rates in the Company's revolving loan agreement and partially due to an increase in outstanding borrowings on the Company's revolving loan agreement compared to the same period in the prior year.
The Company’s income tax rate was 21.6% for the three months ended October 31, 2022 and 2021. Refer to Note M "Income Taxes" for additional information on the Company's income tax rate.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other (expense) income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three months ended October 31, 2022 and 2021:

	Three months ended October 31,
	2022	2021
SALES GROWTH INFORMATION
IDS
Organic	8.6%	13.2%
Currency	(5.5)%	0.6%
Acquisitions	—%	11.6%
Total	3.1%	25.4%
WPS
Organic	1.2%	(8.6)%
Currency	(10.3)%	0.8%
Total	(9.1)%	(7.8)%
Total Company
Organic	6.9%	7.0%
Currency	(6.6)%	0.7%
Acquisitions	—%	8.3%
Total	0.3%	16.0%
SEGMENT PROFIT
IDS	$51,525	$48,816
WPS	6,378	2,293
Total	$57,903	$51,109
SEGMENT PROFIT AS A PERCENT OF NET SALES
IDS	20.1%	19.6%
WPS	9.6%	3.1%
Total	18.0%	15.9%

IDS
IDS net sales increased 3.1% to $256.4 million in the three months ended October 31, 2022, compared to $248.6 million in the same period in the prior year, which consisted of organic sales growth of 8.6% and a decrease from foreign currency translation of 5.5%. Organic sales grew in all major product lines with the most significant growth in the safety and facility identification product line, followed by growth in the product identification, wire identification and healthcare identification product lines.
Organic sales in the Americas increased in the mid-single digits, organic sales in Europe increased in the mid-teens, and organic sales in Asia increased in the mid-single digits in the three months ended October 31, 2022 compared to the same period in the prior year.
Segment profit increased 5.5% to $51.5 million in the three months ended October 31, 2022, compared to $48.8 million in the same period in the prior year. As a percentage of net sales, segment profit was 20.1% compared to 19.6% in the same period in the prior year. The increase in segment profit was primarily due to increased sales volumes in all regions and all major product lines globally.
WPS
WPS net sales declined 9.1% to $66.2 million in the three months ended October 31, 2022, compared to $72.9 million in the same period in the prior year, which consisted of an organic sales increase of 1.2% and a decrease from foreign currency translation of 10.3%. Organic digital sales increased by nearly 13% and organic catalog sales declined in the low-single digits in the three-month period.
Organic sales in Europe increased in the mid-single digits consisting of digital sales growth of approximately 10% and low-single digit catalog channel sales growth. Organic sales in North America declined by approximately 11% primarily due to actions taken to improve price competitiveness and simplify our product offering, which contributed to the significant improvement in segment profit in the three-month period. Organic sales in Australia increased by approximately 11% in the three months ended October 31, 2022 compared to the same period in the prior year consisting of high-single digit digital sales growth and catalog channel sales growth of approximately 12%.
Segment profit increased 178.2% to $6.4 million in the three months ended October 31, 2022, compared to $2.3 million in the same period of the prior year. As a percentage of net sales, segment profit improved to 9.6% compared to 3.1% in the same period of the prior year. The increase in segment profit was primarily due to actions taken during fiscal 2022 to reduce the cost structure as well as ongoing reductions in catalog advertising expenses.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2022, approximately 95% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $114.5 million at October 31, 2022, an increase of $0.4 million from July 31, 2022. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2022	2021
Net cash flow provided by (used in):
Operating activities	$27,999	$27,491
Investing activities	(3,861)	(11,326)
Financing activities	(20,535)	(4,592)
Effect of exchange rate changes on cash	(3,201)	(1,355)
Net increase in cash and cash equivalents	$402	$10,218

Net cash provided by operating activities was $28.0 million in the three months ended October 31, 2022, compared to $27.5 million in the same period of the prior year. The use of cash from working capital was reduced primarily due to a decrease in the amount of inventory purchases in the current quarter, which was offset by the annual cash incentive plan payment made in the current quarter compared to the second quarter of the prior year.
Net cash used in investing activities consisted of $3.9 million of capital expenditures in the three months ended October 31, 2022, compared to $11.3 million of capital expenditures in the same period of the prior year. Prior year capital expenditures were elevated due to the purchase of two facilities that were previously leased.
Net cash used in financing activities was $20.5 million in the three months ended October 31, 2022 compared to $4.6 million in the same period of the prior year. Net borrowings on the credit facility declined by $25.0 million primarily due to reduced capital expenditures and share repurchases in the three months ended October 31, 2022 compared to the same period in the prior year.
Material Cash Requirements
Our material cash requirements for known contractual obligations include capital expenditures, borrowings on credit facilities and lease obligations. We believe that net cash provided by operating activities will continue to be adequate to meet our liquidity and capital needs for these items over the short-term in the next 12 months and in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current and anticipated customer needs and are fulfilled by our suppliers within short time horizons. We do not have significant agreements for the purchase of inventory or other goods or services specifying minimum order quantities. In addition, we may have liabilities for uncertain tax positions, but we do not believe that the cash requirements to meet any of these liabilities will be material.
Credit Facilities
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million.
On December 21, 2021, the Company and certain of its subsidiaries entered into an amendment to the revolving loan agreement, which amends the revolving loan agreement dated August 1, 2019. The amendment amends the revolving loan agreement to, among other items, (a) change the interest rate under the revolving loan agreement for borrowings (i) denominated in British Pounds from the London Inter-bank Offered Rate ("LIBOR") to a daily simple SONIA-based rate, (ii) denominated in Euro from a LIBOR-based rate to a rate based on the Euro Interbank Offered Rate and (iii) denominated in Japanese Yen from a LIBOR-based rate to a rate based on the Tokyo Interbank Offered Rate, in each of the foregoing cases subject to certain adjustments specified in the revolving loan agreement; and (b) provide mechanics relating to a transition away from U.S. dollar LIBOR (with respect to borrowings denominated in U.S. dollars) and the designated benchmarks for the other eligible currencies as benchmark interest rates and the replacement of any such benchmark by a replacement benchmark rate. The amendment to the revolving loan agreement did not have a material impact on the interest rate or related balances in the Company's consolidated financial statements.
As of October 31, 2022, the outstanding balance on the Company's revolving loan agreement was $99.0 million. The maximum amount outstanding on the credit facility during the three months ended October 31, 2022 was $101.0 million. The borrowings bear interest at 4.09% as of October 31, 2022. The Company had letters of credit outstanding under the loan agreement of $1.6 million as of October 31, 2022 and there was $99.4 million available for future borrowing, which can be increased to $299.4 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024. As such, borrowings were classified as long-term on the Condensed Consolidated Balance Sheets.
Refer to Item 1, Note N, "Subsequent Events" for information regarding the Company's subsequent events affecting financial condition.
Covenant Compliance
The Company's revolving loan agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2022, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.38 to 1.0 and the interest expense coverage ratio equal to 125.1 to 1.0.

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
•Potential write-offs of goodwill and other intangible assets
•Changes in tax legislation and tax rates
•Differing interests of voting and non-voting shareholders
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2022.
These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2022. There has been no material change in this information since July 31, 2022.

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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company’s business, results of operations, financial condition, and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of Company’s annual report on Form 10-K for the year ended July 31, 2022. There have been no material changes from the risk factors set forth in the 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a share repurchase program for the Company's Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes. On May 24, 2022, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of up to $100.0 million of the Company's Class A Nonvoting Common Stock. As of October 31, 2022, there were $72.9 million worth of shares authorized to purchase remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended October 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
August 1, 2022 - August 31, 2022	—	$—	—	$85,010
September 1, 2022 - September 30, 2022	255,814	43.30	255,814	73,932
October 1, 2022 - October 31, 2022	23,699	41.88	23,699	72,939
Total	279,513	$43.18	279,513	$72,939

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Settlement Agreement between the Company and Mr. Deman dated as of October 10, 2022 (incorporated by reference to Registrant's Current report on Form 8-K filed October 11, 2022).*

10.2
Second Amendment to Credit Agreement, among the Company and the lenders listed therein, dated as of November 14, 2022 (incorporated by reference to Registrant's Current report on Form 8-K filed November 15, 2022).

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

BRADY CORPORATION

Date: November 17, 2022	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2022	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)