Form 10-Q
period 2023-01-31
BRADY CORP
filed 2023-02-24
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of February 22, 2023, there were 46,121,200 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2023	July 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,210	$114,069
Accounts receivable, net of allowance for credit losses of $8,097 and $7,355, respectively	186,852	183,233
Inventories	195,167	190,023
Prepaid expenses and other current assets	13,986	10,743
Total current assets	504,215	498,068
Property, plant and equipment—net	140,784	139,511
Goodwill	590,776	586,832
Other intangible assets	67,513	74,028
Deferred income taxes	15,826	15,881
Operating lease assets	31,411	31,293
Other assets	21,748	21,719
Total	$1,372,273	$1,367,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,876	$81,116
Accrued compensation and benefits	53,213	76,764
Taxes, other than income taxes	12,799	12,539
Accrued income taxes	6,794	8,294
Current operating lease liabilities	15,402	15,003
Other current liabilities	65,765	61,458
Total current liabilities	229,849	255,174
Long-term debt	77,281	95,000
Long-term operating lease liabilities	17,822	19,143
Other liabilities	79,917	86,717
Total liabilities	404,869	456,034
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 46,115,760 and 46,370,708 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	348,513	345,266
Retained earnings	947,051	892,417
Treasury stock—5,145,727 and 4,890,779 shares, respectively, of Class A nonvoting common stock, at cost	(233,338)	(217,856)
Accumulated other comprehensive loss	(95,370)	(109,077)
Total stockholders’ equity	967,404	911,298
Total	$1,372,273	$1,367,332

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Net sales	$326,249	$318,055	$648,818	$639,530
Cost of goods sold	169,809	168,693	337,114	335,180
Gross margin	156,440	149,362	311,704	304,350
Operating expenses:
Research and development	15,377	13,965	29,310	27,872
Selling, general and administrative	92,282	92,525	182,227	189,271
Total operating expenses	107,659	106,490	211,537	217,143
Operating income	48,781	42,872	100,167	87,207
Other income (expense):
Investment and other income (expense)	968	(578)	811	(35)
Interest expense	(1,239)	(252)	(2,133)	(434)
Income before income taxes	48,510	42,042	98,845	86,738
Income tax expense	10,524	8,227	21,418	17,877
Net income	$37,986	$33,815	$77,427	$68,861
Net income per Class A Nonvoting Common Share:
Basic	$0.76	$0.65	$1.55	$1.33
Diluted	$0.76	$0.65	$1.55	$1.32
Net income per Class B Voting Common Share:
Basic	$0.76	$0.65	$1.54	$1.31
Diluted	$0.76	$0.65	$1.53	$1.30
Weighted average common shares outstanding:
Basic	49,745	51,800	49,806	51,887
Diluted	50,009	52,162	50,049	52,299

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Net income	$37,986	$33,815	$77,427	$68,861
Other comprehensive income (loss):
Foreign currency translation adjustments	30,562	(18,656)	12,890	(22,574)

Cash flow hedges:
Net gain recognized in other comprehensive income (loss)	776	225	1,669	199
Reclassification adjustment for gains included in net income	(217)	(35)	(798)	(603)
	559	190	871	(404)
Pension and other post-retirement benefits:
Net loss recognized in other comprehensive income (loss)	—	(85)	—	(85)
Net actuarial loss (gain) amortization	27	(73)	(116)	(180)
	27	(158)	(116)	(265)

Other comprehensive income (loss), before tax	31,148	(18,624)	13,645	(23,243)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(4)	356	62	257
Other comprehensive income (loss), net of tax	31,144	(18,268)	13,707	(22,986)
Comprehensive income	$69,130	$15,547	$91,134	$45,875

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended January 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2022	$548	$346,064	$920,482	$(228,855)	$(126,514)	$911,725
Net income	—	—	37,986	—	—	37,986
Other comprehensive income, net of tax	—	—	—	—	31,144	31,144
Issuance of shares of Class A Common Stock under stock plan	—	1,026	—	1,308	—	2,334
Stock-based compensation expense	—	1,423	—	—	—	1,423
Repurchase of shares of Class A Common Stock	—	—	—	(5,791)	—	(5,791)
Cash dividends on Common Stock:
Class A — $0.2300 per share	—	—	(10,603)	—	—	(10,603)
Class B — $0.2300 per share	—	—	(814)	—	—	(814)
Balances at January 31, 2023	$548	$348,513	$947,051	$(233,338)	$(95,370)	$967,404

	Six months ended January 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)	$911,298
Net income	—	—	77,427	—	—	77,427
Other comprehensive income, net of tax	—	—	—	—	13,707	13,707
Issuance of shares of Class A Common Stock under stock plan	—	(1,200)	—	2,379	—	1,179
Tax benefit and withholdings from deferred compensation distributions	—	66	—	—	—	66
Stock-based compensation expense	—	4,381	—	—	—	4,381
Repurchase of shares of Class A Common Stock	—	—	—	(17,861)	—	(17,861)
Cash dividends on Common Stock:
Class A — $0.4600 per share	—	—	(21,224)	—	—	(21,224)
Class B — $0.4434 per share	—	—	(1,569)	—	—	(1,569)
Balances at January 31, 2023	$548	$348,513	$947,051	$(233,338)	$(95,370)	$967,404

	Three months ended January 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2021	$548	$340,182	$811,820	$(127,986)	$(60,671)	$963,893
Net income	—	—	$33,815	—	—	33,815
Other comprehensive loss, net of tax	—	—	—	—	(18,268)	(18,268)
Issuance of shares of Class A Common Stock under stock plan	—	(1,334)	—	(129)	—	(1,463)
Stock-based compensation expense	—	3,041	—	—	—	3,041
Repurchase of shares of Class A Common Stock	—	—	—	(2,796)	—	(2,796)
Cash dividends on Common Stock:
Class A — $0.2250 per share	—	—	(10,857)	—	—	(10,857)
Class B — $0.2250 per share	—	—	(797)	—	—	(797)
Balances at January 31, 2022	$548	$341,889	$833,981	$(130,911)	$(78,939)	$966,568

	Six months ended January 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2021	$548	$339,125	$788,369	$(109,061)	$(55,953)	$963,028
Net income	—	—	68,861	—	—	68,861
Other comprehensive income, net of tax	—	—	—	—	(22,986)	(22,986)
Issuance of shares of Class A Common Stock under stock plan	—	(4,521)	—	(130)	—	(4,651)
Tax benefit and withholdings from deferred compensation distributions	—	115	—	—	—	115
Stock-based compensation expense	—	7,170	—	—	—	7,170
Repurchase of shares of Class A Common Stock	—	—	—	(21,720)	—	(21,720)
Cash dividends on Common Stock:
Class A — $0.4500 per share	—	—	(21,715)	—	—	(21,715)
Class B — $0.4334 per share	—	—	(1,534)	—	—	(1,534)
Balances at January 31, 2022	$548	$341,889	$833,981	$(130,911)	$(78,939)	$966,568

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2023	2022
Operating activities:
Net income	$77,427	$68,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,117	16,996
Stock-based compensation expense	4,381	7,170
Deferred income taxes	(5,234)	(788)
Other	(908)	(812)
Changes in operating assets and liabilities:
Accounts receivable	280	(7,216)
Inventories	(1,287)	(34,360)
Prepaid expenses and other assets	(3,502)	(1,148)
Accounts payable and accrued liabilities	(29,156)	(25,357)
Income taxes	(1,734)	982
Net cash provided by operating activities	57,384	24,328

Investing activities:
Purchases of property, plant and equipment	(8,167)	(16,440)
Other	11	59
Net cash used in investing activities	(8,156)	(16,381)

Financing activities:
Payment of dividends	(22,793)	(23,249)
Proceeds from exercise of stock options	2,688	374
Payments for employee taxes withheld from stock-based awards	(1,509)	(5,025)
Purchase of treasury stock	(17,861)	(21,720)
Proceeds from borrowing on credit agreement	71,036	131,216
Repayment of borrowing on credit agreement	(88,755)	(86,216)
Other	66	115
Net cash used in financing activities	(57,128)	(4,505)

Effect of exchange rate changes on cash and cash equivalents	2,041	(3,370)

Net (decrease) increase in cash and cash equivalents	(5,859)	72
Cash and cash equivalents, beginning of period	114,069	147,335

Cash and cash equivalents, end of period	$108,210	$147,407

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2023
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2023 and July 31, 2022, its results of operations and comprehensive income for the three and six months ended January 31, 2023 and 2022, and cash flows for the six months ended January 31, 2023 and 2022. The condensed consolidated balance sheet as of July 31, 2022, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of January 31, 2023, and July 31, 2022, consisted of the following:

	January 31, 2023	July 31, 2022
Finished products	$109,617	$112,323
Work-in-process	30,572	29,272
Raw materials and supplies	54,978	48,428
Total inventories	$195,167	$190,023
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $284,186 and $272,376 as of January 31, 2023, and July 31, 2022, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of January 31, 2023 and July 31, 2022, consisted of the following:

	January 31, 2023				July 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$1,757	$(1,353)	$404	3	$1,749	$(1,014)	$735
Customer relationships	9	105,842	(54,149)	51,693	9	105,404	(48,428)	56,976
Technology	5	9,204	(3,221)	5,983	5	9,136	(2,241)	6,895
Unamortized other intangible assets:
Tradenames	N/A	9,433	—	9,433	N/A	9,422	—	9,422
Total		$126,236	$(58,723)	$67,513		$125,711	$(51,683)	$74,028
The change in the gross carrying amount of other intangible assets as of January 31, 2023 compared to July 31, 2022 was due to the effect of currency fluctuations during the six-month period.
Amortization expense of intangible assets was $3,258 and $3,749 for the three months ended January 31, 2023 and 2022, respectively, and $6,889 and $7,556 for the six months ended January 31, 2023 and 2022, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of January 31, 2023, the Company did not have any finance leases.
Operating lease expense was $3,868 and $4,087 for the three months ended January 31, 2023 and 2022, respectively, and $7,648 and $8,852 for the six months ended January 31, 2023 and 2022, respectively, which was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and six months ended January 31, 2023 and 2022.
Supplemental cash flow information related to the Company's operating leases for the six months ended January 31, 2023 and 2022, was as follows:

	Six months ended January 31,
	2023	2022
Operating cash outflows from operating leases	$8,766	$9,805
Operating lease assets obtained in exchange for new operating lease liabilities (1)	6,545	952
(1) Includes new leases and remeasurements or modifications of existing leases.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2023:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2022	$954	$1,436	$(111,467)	$(109,077)
Other comprehensive income (loss) before reclassification	1,593	—	12,890	14,483
Amounts reclassified from accumulated other comprehensive loss	(598)	(178)	—	(776)
Ending balance, January 31, 2023	$1,949	$1,258	$(98,577)	$(95,370)
The decrease in accumulated other comprehensive loss as of January 31, 2023 compared to July 31, 2022 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the six-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax.
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended January 31, 2022 were as follows:

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
The increase in accumulated other comprehensive loss as of January 31, 2022, compared to July 31, 2021, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the six-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the six months ended January 31, 2023 and 2022, unrealized gains on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the condensed consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive income (loss) for the three and six months ended January 31, 2023 and 2022:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Income tax (expense) benefit related to items of other comprehensive income (loss):
Cash flow hedges	$58	$(87)	$124	$(191)
Pension and other post-retirement benefits	(62)	15	(62)	15
Other income tax adjustments and currency translation	—	428	—	433
Income tax (expense) benefit related to items of other comprehensive income (loss):	$(4)	$356	$62	$257

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

The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,728 and $2,675 as of January 31, 2023 and July 31, 2022, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $311 and $296 during the three months ended January 31, 2023 and 2022, respectively, and $617 and $585 during the six months ended January 31, 2023 and 2022, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at January 31, 2023, the Company expects to recognize 22% by the end of fiscal 2023, an additional 34% by the end of fiscal 2024, and the remaining balance thereafter.

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
The following is a summary of net sales by segment and geographic region for the three and six months ended January 31, 2023 and 2022:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Net sales:
IDS
Americas	$176,893	$158,999	$350,242	$323,909
Europe	54,797	57,274	111,440	114,163
Asia	23,993	28,713	50,357	55,531
Total	$255,683	$244,986	$512,039	$493,603
WPS
Americas	$19,182	$20,131	$37,964	$41,273
Europe	38,962	41,432	72,511	79,454
Australia	12,422	11,506	26,304	25,200
Total	$70,566	$73,069	$136,779	$145,927
Total Company
Americas	$196,075	$179,130	$388,206	$365,182
Europe	93,759	98,706	183,951	193,617
Asia-Pacific	36,415	40,219	76,661	80,731
Total	$326,249	$318,055	$648,818	$639,530
The following is a summary of segment profit for the three and six months ended January 31, 2023 and 2022:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Segment profit:
IDS	$47,384	$44,129	$98,909	$92,945
WPS	6,249	4,515	12,627	6,808
Total Company	$53,633	$48,644	$111,536	$99,753

The following is a reconciliation of segment profit to income before income taxes for the three and six months ended January 31, 2023 and 2022:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Total profit from reportable segments	$53,633	$48,644	$111,536	$99,753
Unallocated amounts:
Administrative costs	(4,852)	(5,772)	(11,369)	(12,546)
Investment and other income (expense)	968	(578)	811	(35)
Interest expense	(1,239)	(252)	(2,133)	(434)
Income before income taxes	$48,510	$42,042	$98,845	$86,738

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$37,986	$33,815	$77,427	$68,861
Less:
Preferential dividends	—	—	(769)	(803)
Preferential dividends on dilutive stock options	—	—	(4)	(8)
Numerator for basic and diluted income per Class B Voting Common Share	$37,986	$33,815	$76,654	$68,050
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	49,745	51,800	49,806	51,887
Plus: Effect of dilutive equity awards	264	362	243	412
Denominator for diluted income per share for both Class A and Class B	50,009	52,162	50,049	52,299
Net income per Class A Nonvoting Common Share:
Basic	$0.76	$0.65	$1.55	$1.33
Diluted	$0.76	$0.65	$1.55	$1.32
Net income per Class B Voting Common Share:
Basic	$0.76	$0.65	$1.54	$1.31
Diluted	$0.76	$0.65	$1.53	$1.30
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 634,999 and 471,377 for the three months ended January 31, 2023 and 2022, respectively, and 609,266 and 475,489 for the six months ended January 31, 2023 and 2022, respectively.

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

The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2023 and July 31, 2022:

	January 31, 2023	July 31, 2022	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$17,558	$18,037	Level 1
Foreign exchange contracts	1,591	489	Level 2
Liabilities:
Foreign exchange contracts	(116)	32	Level 2
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	January 31, 2023	July 31, 2022
Designated as cash flow hedges	$12,651	$25,276
Non-designated hedges	4,456	4,057
Total foreign exchange contracts	$17,107	$29,333
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of January 31, 2023 and July 31, 2022, unrealized gains of $1,911 and $1,040 have been included in OCI, respectively.

Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of January 31, 2023 and July 31, 2022, the cumulative balance recognized in accumulated other comprehensive income were losses of $841 and $0, respectively, on any outstanding foreign currency denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$776	$225	$1,669	$199
Foreign currency denominated debt (net investment hedges)	(841)	—	(841)	—
Gains reclassified from OCI into cost of goods sold
Forward exchange contracts (cash flow hedges)	217	36	798	604
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	January 31, 2023			July 31, 2022
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$1,564	(116)	—	$489	$30
Foreign currency denominated debt (net investment hedges)	—	—	(38,981)	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	27	—	—	—	2
Total derivative instruments	$1,591	(116)	(38,981)	$489	$32

NOTE L — Income Taxes
The income tax rate for the three months ended January 31, 2023 and 2022, was 21.7% and 19.6%, respectively. The income tax rate for the six months ended January 31, 2023 and 2022, was 21.7% and 20.6%, respectively. The Company expects its ongoing annual income tax rate to be between 20% and 21% based on its current global business mix and based on tax laws and statutory tax rates currently in effect.

NOTE M — Subsequent Events
Effective February 1, 2023, the Company announced a modification of its organizational structure under new regional operating segments. Beginning in the third quarter of fiscal 2023, the Company will report sales and segment profit based on the following two operating segments: Americas & Asia and Europe & Australia.
On February 21, 2023, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.23 per share payable on April 28, 2023, to shareholders of record at the close of business on April 10, 2023.

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
The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple industries and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. Brady's long-term sales growth and profitability will depend not only on the overall economic environment and our ability to successfully navigate changes in the macro environment, but also on our ability to develop and market innovative new products, deliver a high level of customer service, advance our digital capabilities, and continuously improve the efficiency of our global operations. In our IDS business, our strategy for growth includes an increased focus on certain industries and products, a focus on improving the customer buying experience, and the development of technologically advanced, innovative and proprietary products. In our WPS business, our strategy for growth includes a focus on workplace safety critical industries, streamlining our product offerings, enhancing our compliance and customization expertise, improving our price competitiveness, and improving our digital capabilities.
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
•Maintaining profitability through pricing mechanisms to mitigate the impacts of ongoing supply chain disruptions and inflationary pressures while ensuring prices are market competitive.
•Investing in acquisitions that enhance our strategic position and accelerate long-term sales growth and profitability.
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
•Executing our reorganization to a regional operating structure to support continued growth in key geographies, facilitate new product development in our recent acquisitions, and simplify and further integrate our businesses.
Macroeconomic Conditions and Trends
The Company has experienced, and expects to continue to experience, inflationary pressures; labor shortages in certain geographies; supply chain and other business disruptions as a result of the conflict in Ukraine; as well as disruptions caused by COVID-19 and government-mandated actions in response to COVID-19, particularly in China. The Company has taken and will continue to take actions to mitigate inflation issues through pricing actions and the execution of sustainable efficiency gains.
We believe we have the financial strength to continue to invest in organic sales growth opportunities including sales, marketing, and research and development ("R&D") and inorganic sales opportunities including acquisitions, while continuing to drive sustainable efficiency gains and automation in our operations and selling, general and administrative ("SG&A") functions. At January 31, 2023, we had cash of $108.2 million, as well as a credit agreement with $221.1 million available for future borrowing, which can be increased up to $981.1 million at the Company's option and subject to certain conditions, for total available liquidity of $1,089.3 million.
We believe that our financial resources and liquidity levels, including the remaining undrawn amount of our credit agreement and our ability to increase our credit line as necessary, are sufficient to manage the impact of economic or geopolitical events which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2022, for further discussion of the potential impact of global economic or geopolitical events or the COVID-19 pandemic on our business.

Results of Operations
A comparison of results of operating income for the three and six months ended January 31, 2023 and 2022, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2023	% Sales	2022	% Sales	2023	% Sales	2022	% Sales
Net sales	$326,249		$318,055		$648,818		$639,530
Gross margin	156,440	48.0%	149,362	47.0%	311,704	48.0%	304,350	47.6%
Operating expenses:
Research and development	15,377	4.7%	13,965	4.4%	29,310	4.5%	27,872	4.4%
Selling, general and administrative	92,282	28.3%	92,525	29.1%	182,227	28.1%	189,271	29.6%
Total operating expenses	107,659	33.0%	106,490	33.5%	211,537	32.6%	217,143	34.0%
Operating income	$48,781	15.0%	$42,872	13.5%	$100,167	15.4%	$87,207	13.6%
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
Net sales for the three months ended January 31, 2023 increased 2.6% to $326.2 million, compared to $318.1 million in the same period in the prior year. The increase consisted of organic sales growth of 6.3%, which was partially offset by a decrease from foreign currency translation of 3.7%. Organic sales grew 7.4% in the IDS segment and 2.8% in the WPS segment during the three months ended January 31, 2023 compared to the same period in the prior year.
Net sales for the six months ended January 31, 2023 increased 1.5% to $648.8 million, compared to $639.5 million in the same period in the prior year. The increase consisted of organic sales growth of 6.6%, which was partially offset by a decrease from foreign currency translation of 5.1%. Organic sales increased 8.0% in the IDS segment and 2.0% in the WPS segment during the six months ended January 31, 2023 compared to the same period in the prior year.
Gross margin increased 4.7% to $156.4 million in the three months ended January 31, 2023 compared to $149.4 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 48.0% from 47.0% in the three-month period. Gross margin increased 2.4% to $311.7 million for the six months ended January 31, 2023 compared to $304.4 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 48.0% from 47.6% in the six-month period. The increase in gross margin as a percentage of net sales was primarily due to our ongoing efforts to streamline manufacturing processes to drive sustainable operating efficiencies as well as price increases, which were partially offset by an increase in the cost of materials and labor.
R&D expenses increased 10.1% to $15.4 million in the three months ended January 31, 2023 compared to $14.0 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 4.7% from 4.4% in the three-month period. R&D expenses increased 5.2% to $29.3 million in the six months ended January 31, 2023 compared to $27.9 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased slightly to 4.5% from 4.4% in the six-month period. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers, materials and the build out of industrial track and trace solutions remain the primary focus of R&D expenditures for the remainder of fiscal 2023.
SG&A expenses include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses decreased 0.3% to $92.3 million in the three months ended January 31, 2023 compared to $92.5 million in the same period in the prior year. As a percentage of net sales, SG&A decreased to 28.3% from 29.1% in the three-month period. SG&A expenses decreased 3.7% to $182.2 million for the six months ended January 31, 2023 compared to $189.3 million in the same period in the prior year. As a percentage of net sales, SG&A decreased to 28.1% from 29.6% in the six-month period. The decrease in SG&A expenses for the three and six-month periods ended January 31, 2023 was primarily due to foreign currency translation and, to a lesser extent, reductions in catalog advertising expenses within the WPS segment.
Operating income increased 13.8% to $48.8 million and increased 14.9% to $100.2 million for the three and six months ended January 31, 2023, respectively, compared to $42.9 million and $87.2 million in the same periods in the prior year. The increase in operating income in both the three and six-month periods was primarily due to the increase in segment profit in the IDS segment as a result of organic sales growth, and an increase in segment profit in the WPS segment due to its reduced cost structure.
OPERATING INCOME TO NET INCOME

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2023	% Sales	2022	% Sales	2023	% Sales	2022	% Sales
Operating income	$48,781	15.0%	$42,872	13.5%	$100,167	15.4%	$87,207	13.6%
Other income (expense):
Investment and other income (expense)	968	0.3%	(578)	(0.2)%	811	0.1%	(35)	(0.0)%
Interest expense	(1,239)	(0.4)%	(252)	(0.1)%	(2,133)	(0.3)%	(434)	(0.1)%
Income before income taxes	48,510	14.9%	42,042	13.2%	98,845	15.2%	86,738	13.6%
Income tax expense	10,524	3.2%	8,227	2.6%	21,418	3.3%	17,877	2.8%
Net income	$37,986	11.6%	$33,815	10.6%	$77,427	11.9%	$68,861	10.8%
Investment and other income was $1.0 million and $0.8 million for the three and six months ended January 31, 2023, respectively, compared to investment and other expense of $0.6 million and $0.0 million in the same periods in the prior year. The increase in income during the three and six-month periods was primarily due to an increase in the market value of securities held in deferred compensation plans and to a lesser extent an increase in interest income.
Interest expense increased to $1.2 million and $2.1 million for the three and six months ended January 31, 2023, respectively, compared to $0.3 million and $0.4 million in the same periods in the prior year. The increase in interest expense was primarily due to an increase in benchmark interest rates compared to the same periods in the prior year.
The Company's income tax rate was 21.7% and 19.6% for the three months ended January 31, 2023 and 2022, respectively, and the income tax rate was 21.7% and 20.6% for the six months ended January 31, 2023 and 2022, respectively. Refer to Note L, "Income Taxes" for additional information on the Company's income tax rates.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income (expense), income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and six months ended January 31, 2023 and 2022:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
SALES GROWTH INFORMATION
IDS
Organic	7.4%	16.0%	8.0%	14.6%
Currency	(3.0)%	(1.7)%	(4.3)%	(0.5)%
Acquisitions	—%	11.8%	—%	11.7%
Total	4.4%	26.1%	3.7%	25.8%
WPS
Organic	2.8%	5.2%	2.0%	(2.0)%
Currency	(6.2)%	(3.2)%	(8.3)%	(1.1)%
Total	(3.4)%	2.0%	(6.3)%	(3.1)%
Total Company
Organic	6.3%	13.1%	6.6%	10.0%
Currency	(3.7)%	(2.1)%	(5.1)%	(0.7)%
Acquisitions	—%	8.6%	—%	8.5%
Total	2.6%	19.6%	1.5%	17.8%
SEGMENT PROFIT
IDS	$47,384	$44,129	$98,909	$92,945
WPS	6,249	4,515	12,627	6,808
Total	$53,633	$48,644	$111,536	$99,753
SEGMENT PROFIT AS A PERCENT OF NET SALES
IDS	18.5%	18.0%	19.3%	18.8%
WPS	8.9%	6.2%	9.2%	4.7%
Total	16.4%	15.3%	17.2%	15.6%
IDS
IDS net sales increased 4.4% to $255.7 million for the three months ended January 31, 2023 compared to $245.0 million in the same period in the prior year, which consisted of organic sales growth of 7.4% and a decrease from foreign currency translation of 3.0%. IDS net sales increased 3.7% to $512.0 million for the six months ended January 31, 2023 compared to $493.6 million in the same period in the prior year, which consisted of organic sales growth of 8.0% and a decrease from foreign currency translation of 4.3%. Organic sales grew in all major product lines with the strongest growth in the safety and facility identification and wire identification product lines, followed by growth in healthcare identification and product identification in both the three and six months ended January 31, 2023.
Organic sales in the Americas increased approximately 11% in the three months ended January 31, 2023 and increased in the high-single digits in the six months ended January 31, 2023 compared to the same periods in the prior year. Organic sales grew in all major product lines in the Americas with the strongest growth in the safety and facility identification and product identification product lines.
Organic sales in Europe increased in the mid-single digits in the three months ended January 31, 2023 and increased approximately 12% in the six months ended January 31, 2023 compared to the same periods in the prior year. Organic sales grew in all major product lines in Europe in both the three and six-month periods with the strongest growth in the product identification product line followed by growth in the safety and facility identification and wire identification product lines.
Organic sales in Asia declined in the high-single digits in the three months ended January 31, 2023 and declined in the low-single digits in the six months ended January 31, 2023 compared to the same periods in the prior year. The organic sales decline was primarily driven by decreased sales in China due to the spread of COVID-19 during the three-month period. The organic sales declines in China were partially offset by strong sales growth in India and Japan during both the three and six-month periods.
Segment profit increased 7.4% to $47.4 million for the three months ended January 31, 2023 compared to $44.1 million in the same period in the prior year. Segment profit increased 6.4% to $98.9 million for the six months ended January 31, 2023 compared to $92.9 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 18.5% from 18.0% for the three-month period, and segment profit increased to 19.3% from 18.8% for the six-month period ended

January 31, 2023 compared to the same periods in the prior year. The increase in segment profit as a percentage of net sales was primarily due to ongoing efforts to streamline processes to drive operational efficiencies as well as price increases, which were partially offset by an increase in costs due to inflationary pressures.
WPS
WPS net sales declined 3.4% to $70.6 million for the three months ended January 31, 2023 compared to $73.1 million in the same period in the prior year, which consisted of organic sales growth of 2.8% and a decrease from foreign currency translation of 6.2%. Organic digital sales increased approximately 12% while organic sales from all other channels, including catalogs, were flat during the three-month period ended January 31, 2023.
WPS net sales declined 6.3% to $136.8 million for the six months ended January 31, 2023 compared to $145.9 million in the same period in the prior year, which consisted of organic sales growth of 2.0% and a decrease from foreign currency translation of 8.3%. Organic digital sales increased by approximately 13% while organic sales from all other channels, including catalogs, decreased in the low-single digits in the six-month period ended January 31, 2023.
Organic sales in Europe increased in the low-single digits in both the three and six months ended January 31, 2023 compared to the same periods in the prior year. Organic digital sales increased approximately 12% while organic sales from all other channels, including catalogs, were essentially flat in both the three and six-month periods ended January 31, 2023.
Organic sales in North America declined in the mid-single digits in the three months ended January 31, 2023 compared to the same period in the prior year. Organic digital sales increased approximately 13% while organic sales from all other channels, including catalogs, declined nearly 20% during the three months ended January 31, 2023. Organic sales in North America declined in the high-single digits in the six months ended January 31, 2023 compared to the same period in the prior year. Organic digital sales increased nearly 20% which was more than offset by a decline of nearly 20% in organic sales from all other channels, including catalogs, in the six-month period ended January 31, 2023.
Organic sales in Australia increased in the mid-teens in both the three and six months ended January 31, 2023 compared to the same periods in the prior year. Organic sales were driven by consistent growth in both digital and sales from all other channels, including catalogs, in both the three and six-month periods, which was primarily the result of price increases implemented throughout the six months ended January 31, 2023.
Segment profit increased 38.4% to $6.2 million from $4.5 million, and as a percentage of net sales, segment profit increased to 8.9% from 6.2% for the three months ended January 31, 2023 compared to the same period in the prior year. Segment profit increased 85.5% to $12.6 million from $6.8 million and as a percentage of net sales, segment profit increased to 9.2% from 4.7% for the six months ended January 31, 2023 compared to the same period in the prior year. The increase in segment profit for both periods was primarily due to actions taken during fiscal 2022 to reduce the cost structure as well as ongoing reductions in catalog advertising expenses.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2023, approximately 99% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.

Cash Flows
Cash and cash equivalents were $108.2 million at January 31, 2023, a decrease of $5.9 million from July 31, 2022. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2023	2022
Net cash flow provided by (used in):
Operating activities	$57,384	$24,328
Investing activities	(8,156)	(16,381)
Financing activities	(57,128)	(4,505)
Effect of exchange rate changes on cash	2,041	(3,370)
Net (decrease) increase in cash and cash equivalents	$(5,859)	$72
Net cash provided by operating activities was $57.4 million for the six months ended January 31, 2023 compared to $24.3 million in the same period of the prior year. The increase in cash provided by operating activities was primarily due to reduced inventory purchases compared to increased inventory purchases in the prior year in order to reduce the risk of supply chain disruption.
Net cash used in investing activities was $8.2 million in the six months ended January 31, 2023 compared to $16.4 million in the same period of the prior year, which consisted primarily of capital expenditures in both periods. Prior year capital expenditures were elevated due to the purchase of two facilities that were previously leased.
Net cash used in financing activities was $57.1 million in the six months ended January 31, 2023 compared to $4.5 million in the same period of the prior year. The increase in cash used by financing activities was primarily due to $17.7 million of net repayments on the credit agreement in the six months ended January 31, 2023 compared to $45.0 million of net borrowings on the credit agreement in the same period of the prior year, which was due to the increase in net cash provided by operating activities in the current six-month period.
Material Cash Requirements
Our material cash requirements for known contractual obligations include capital expenditures, borrowings on our credit agreement and lease obligations. We believe that net cash provided by operating activities will continue to be adequate to meet our liquidity and capital needs for these items over the next 12 months and in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current and anticipated customer needs and are fulfilled by our suppliers within short time horizons. We do not have significant agreements for the purchase of inventory or other goods or services specifying minimum order quantities. In addition, we may have liabilities for uncertain tax positions, but we do not believe that the cash requirements to meet any of these liabilities will be material.
Credit Agreement
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency credit agreement with a group of five banks.
On December 21, 2021, the Company and certain of its subsidiaries entered into an amendment to the credit agreement dated August 1, 2019. The amendment modified the credit agreement to, among other things, (a) change the interest rate under the credit agreement for borrowings (i) denominated in British Pounds from the London Inter-bank Offered Rate ("LIBOR") to a daily simple SONIA-based rate, (ii) denominated in Euro from a LIBOR-based rate to a rate based on the Euro Interbank Offered Rate and (iii) denominated in Japanese Yen from a LIBOR-based rate to a rate based on the Tokyo Interbank Offered Rate, in each of the foregoing cases subject to certain adjustments specified in the credit agreement; and (b) provide mechanics relating to a transition away from U.S. dollar LIBOR (with respect to borrowings denominated in U.S. dollars) and the designated benchmarks for the other eligible currencies as benchmark interest rates and the replacement of any such benchmark by a replacement benchmark rate. The amendment to the credit agreement did not have a material impact on the interest rate or related balances in the Company's consolidated financial statements.
On November 14, 2022, the Company and certain of its subsidiaries entered into a Second Amendment to Credit Agreement (“Amendment No. 2”) with a group of six banks, which amended the original credit agreement dated August 1, 2019. Amendment No. 2 amended the credit agreement to, among other items, (a) increase the lending commitments by $100 million for total lending commitments of $300 million, (b) extend the final maturity date to November 14, 2027, (c) increase the interest rate on certain borrowings by 0.125%, and (d) increase the available amount under the credit agreement, at the Company's option and subject to certain conditions, from $300 million up to (i) an amount equal to the incremental borrowing necessary to bring the Company's consolidated net debt-to-EBITDA ratio as defined in the credit agreement to 2.5 to 1.0 plus (ii) $200 million. Borrowings under Amendment No. 2 are unsecured and are guaranteed by certain of the Company's domestic subsidiaries.
As of January 31, 2023, the outstanding balance on the Company's credit agreement was $77.3 million. The maximum amount outstanding on the credit agreement during the six months ended January 31, 2023 was $103.0 million. As of January 31, 2023, the U.S. dollar-denominated borrowings of $38.3 million bear interest at 5.6%; the Euro-denominated borrowings of €20.0 million bear interest at 2.9%; and the British Pound-denominated borrowings of £17.3 million bear interest at 4.3% for a weighted average interest rate of 4.5%. The Company had letters of credit outstanding under the credit agreement of $1.6 million as of January 31, 2023, and there was $221.1 million available for future borrowing, which can be increased to $981.1 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the credit agreement, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2023, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreement, equal to 0.31 to 1.0 and the interest expense coverage ratio equal to 85.9 to 1.0.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Increased cost of raw materials, labor and freight as well as raw material shortages and supply chain disruptions
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute the Company's strategy
•Ability to develop technologically advanced products that meet customer demands
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Adverse impacts of the novel coronavirus ("COVID-19") pandemic or other pandemics
•Difficulties in protecting websites, networks, and systems against security breaches and difficulties in preventing phishing attacks, social engineering or malicious break-ins
•Risks associated with the loss of key employees
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Litigation, including product liability claims
•Foreign currency fluctuations
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a share repurchase program for the Company's Class A Nonvoting Common Stock. The repurchase program may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes. On May 24, 2022, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of up to $100.0 million of the Company's Class A Nonvoting Common Stock. As of January 31, 2023, there were $67.1 million worth of shares authorized to purchase remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended January 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
November 1, 2022 - November 30, 2022	—	$—	—	$72,939
December 1, 2022 - December 31, 2022	123,321	46.92	123,321	67,153
January 1, 2023 - January 31, 2023	100	45.99	100	67,148
Total	123,421	$46.92	123,421	$67,148

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Original Employment Contract between the Company and Brett Wilms effective June 1, 2018 (incorporated by reference to Registrant's Current Report on Form 8-K filed February 1, 2023).*

10.2	Employment Contract Addendum between the Company and Brett Wilms effective February 1, 2023 (incorporated by reference to Registrant's Current Report on Form 8-K filed February 1, 2023).*

10.3	Change of Control Agreement between the Company and Brett Wilms dated as of January 10, 2023 (incorporated by reference to Registrant's Current Report on Form 8-K filed February 1, 2023).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of Russell R. Shaller

32.2	Section 1350 Certification of Aaron J. Pearce

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADY CORPORATION

Date: February 24, 2023	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2023	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)