Form 10-Q
period 2023-04-30
BRADY CORP
filed 2023-05-18
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 16, 2023, there were 45,911,762 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2023	July 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,047	$114,069
Accounts receivable, net of allowance for credit losses of $8,417 and $7,355, respectively	184,907	183,233
Inventories	182,809	190,023
Prepaid expenses and other current assets	14,020	10,743
Total current assets	516,783	498,068
Property, plant and equipment—net	139,747	139,511
Goodwill	590,684	586,832
Other intangible assets	65,210	74,028
Deferred income taxes	15,124	15,881
Operating lease assets	27,378	31,293
Other assets	21,840	21,719
Total	$1,376,766	$1,367,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,745	$81,116
Accrued compensation and benefits	65,789	76,764
Taxes, other than income taxes	13,246	12,539
Accrued income taxes	5,103	8,294
Current operating lease liabilities	14,196	15,003
Other current liabilities	63,357	61,458
Total current liabilities	236,436	255,174
Long-term debt	50,849	95,000
Long-term operating lease liabilities	14,573	19,143
Other liabilities	79,812	86,717
Total liabilities	381,670	456,034
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 45,935,672 and 46,370,708 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	350,758	345,266
Retained earnings	983,694	892,417
Treasury stock—5,325,815 and 4,890,779 shares, respectively, of Class A nonvoting common stock, at cost	(244,503)	(217,856)
Accumulated other comprehensive loss	(95,401)	(109,077)
Total stockholders’ equity	995,096	911,298
Total	$1,376,766	$1,367,332

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Net sales	$337,116	$338,551	$985,934	$978,081
Cost of goods sold	167,425	174,525	504,539	509,705
Gross margin	169,691	164,026	481,395	468,376
Operating expenses:
Research and development	15,715	14,923	45,025	42,795
Selling, general and administrative	90,975	96,214	273,202	285,485
Total operating expenses	106,690	111,137	318,227	328,280
Operating income	63,001	52,889	163,168	140,096
Other income (expense):
Investment and other income (expense)	785	(1,308)	1,596	(1,343)
Interest expense	(753)	(329)	(2,886)	(763)
Income before income taxes	63,033	51,252	161,878	137,990
Income tax expense	14,981	11,198	36,399	29,075
Net income	$48,052	$40,054	$125,479	$108,915
Net income per Class A Nonvoting Common Share:
Basic	$0.97	$0.78	$2.52	$2.11
Diluted	$0.96	$0.78	$2.51	$2.09
Net income per Class B Voting Common Share:
Basic	$0.97	$0.78	$2.51	$2.09
Diluted	$0.96	$0.78	$2.49	$2.08
Weighted average common shares outstanding:
Basic	49,653	51,326	49,755	51,700
Diluted	50,001	51,568	50,033	52,055

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Net income	$48,052	$40,054	$125,479	$108,915
Other comprehensive (loss) income:
Foreign currency translation adjustments	95	(20,180)	12,985	(42,754)

Cash flow hedges:
Net gain recognized in other comprehensive (loss) income	496	475	2,165	674
Reclassification adjustment for gains included in net income	(463)	(44)	(1,261)	(647)
	33	431	904	27
Pension and other post-retirement benefits:
Net loss recognized in other comprehensive (loss) income	—	—	—	(85)
Net actuarial gain amortization	(151)	(95)	(267)	(275)
	(151)	(95)	(267)	(360)

Other comprehensive (loss) income, before tax	(23)	(19,844)	13,622	(43,087)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(8)	(105)	54	152
Other comprehensive (loss) income, net of tax	(31)	(19,949)	13,676	(42,935)
Comprehensive income	$48,021	$20,105	$139,155	$65,980

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended April 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2023	$548	$348,513	$947,051	$(233,338)	$(95,370)	$967,404
Net income	—	—	48,052	—	—	48,052
Other comprehensive loss, net of tax	—	—	—	—	(31)	(31)
Issuance of shares of Class A Common Stock under stock plan	—	199	—	748	—	947
Stock-based compensation expense	—	2,046	—	—	—	2,046
Repurchase of shares of Class A Common Stock	—	—	—	(11,913)	—	(11,913)
Cash dividends on Common Stock:
Class A — $0.2300 per share	—	—	(10,595)	—	—	(10,595)
Class B — $0.2300 per share	—	—	(814)	—	—	(814)
Balances at April 30, 2023	$548	$350,758	$983,694	$(244,503)	$(95,401)	$995,096

	Nine months ended April 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)	$911,298
Net income	—	—	125,479	—	—	125,479
Other comprehensive income, net of tax	—	—	—	—	13,676	13,676
Issuance of shares of Class A Common Stock under stock plan	—	(1,001)	—	3,127	—	2,126
Tax benefit and withholdings from deferred compensation distributions	—	66	—	—	—	66
Stock-based compensation expense	—	6,427	—	—	—	6,427
Repurchase of shares of Class A Common Stock	—	—	—	(29,774)	—	(29,774)
Cash dividends on Common Stock:
Class A — $0.6900 per share	—	—	(31,819)	—	—	(31,819)
Class B — $0.6734 per share	—	—	(2,383)	—	—	(2,383)
Balances at April 30, 2023	$548	$350,758	$983,694	$(244,503)	$(95,401)	$995,096

	Three months ended April 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2022	$548	$341,889	$833,981	$(130,911)	$(78,939)	$966,568
Net income	—	—	40,054	—	—	40,054
Other comprehensive loss, net of tax	—	—	—	—	(19,949)	(19,949)
Issuance of shares of Class A Common Stock under stock plan	—	(18)	—	262	—	244
Stock-based compensation expense	—	1,983	—	—	—	1,983
Repurchase of shares of Class A Common Stock	—	—	—	(63,210)	—	(63,210)
Cash dividends on Common Stock:
Class A — $0.2250 per share	—	—	(10,655)	—	—	(10,655)
Class B — $0.2250 per share	—	—	(797)	—	—	(797)
Balances at April 30, 2022	$548	$343,854	$862,583	$(193,859)	$(98,888)	$914,238

	Nine months ended April 30, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2021	$548	$339,125	$788,369	$(109,061)	$(55,953)	$963,028
Net income	—	—	108,915	—	—	108,915
Other comprehensive loss, net of tax	—	—	—	—	(42,935)	(42,935)
Issuance of shares of Class A Common Stock under stock plan	—	(4,539)	—	132	—	(4,407)
Tax benefit and withholdings from deferred compensation distributions	—	115	—	—	—	115
Stock-based compensation expense	—	9,153	—	—	—	9,153
Repurchase of shares of Class A Common Stock	—	—	—	(84,930)	—	(84,930)
Cash dividends on Common Stock:
Class A — $0.6750 per share	—	—	(32,370)	—	—	(32,370)
Class B — $0.6584 per share	—	—	(2,331)	—	—	(2,331)
Balances at April 30, 2022	$548	$343,854	$862,583	$(193,859)	$(98,888)	$914,238

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2023	2022
Operating activities:
Net income	$125,479	$108,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,522	25,448
Stock-based compensation expense	6,427	9,153
Gain on sale of business	(3,770)	—
Deferred income taxes	(5,947)	2,858
Other	(1,336)	(1,080)
Changes in operating assets and liabilities:
Accounts receivable	1,744	(26,438)
Inventories	9,279	(47,784)
Prepaid expenses and other assets	(3,429)	(932)
Accounts payable and accrued liabilities	(19,704)	(5,584)
Income taxes	(3,404)	680
Net cash provided by operating activities	129,861	65,236

Investing activities:
Purchases of property, plant and equipment	(12,912)	(22,130)
Sale of business	8,000	—
Other	11	59
Net cash used in investing activities	(4,901)	(22,071)

Financing activities:
Payment of dividends	(34,202)	(34,701)
Proceeds from exercise of stock options	4,091	663
Payments for employee taxes withheld from stock-based awards	(1,965)	(5,070)
Purchase of treasury stock	(29,774)	(84,930)
Proceeds from borrowing on credit agreement	102,916	155,216
Repayment of borrowing on credit agreement	(147,067)	(116,216)
Other	66	3,276
Net cash used in financing activities	(105,935)	(81,762)

Effect of exchange rate changes on cash and cash equivalents	1,953	(5,670)

Net increase (decrease) in cash and cash equivalents	20,978	(44,267)
Cash and cash equivalents, beginning of period	114,069	147,335

Cash and cash equivalents, end of period	$135,047	$103,068

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2023
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2023 and July 31, 2022, its results of operations and comprehensive income for the three and nine months ended April 30, 2023 and 2022, and cash flows for the nine months ended April 30, 2023 and 2022. The condensed consolidated balance sheet as of July 31, 2022 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of April 30, 2023 and July 31, 2022, consisted of the following:

	April 30, 2023	July 31, 2022
Finished products	$103,623	$112,323
Work-in-process	28,802	29,272
Raw materials and supplies	50,384	48,428
Total inventories	$182,809	$190,023
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $287,368 and $272,376 as of April 30, 2023 and July 31, 2022, respectively.

NOTE D — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended April 30, 2023 were as follows:

	IDS	WPS	Americas & Asia	Europe & Australia	Total
Balance as of July 31, 2022	$556,151	$30,681	$—	$—	$586,832
Translation adjustments	3,319	625	—	—	3,944
Balance as of January 31, 2023	559,470	31,306	—	—	590,776
Reallocation due to change in segments	(559,470)	(31,306)	442,290	148,486	—
Divestiture of business	—	—	(1,954)	—	(1,954)
Translation adjustments	—	—	382	1,480	1,862
Balance as of April 30, 2023	$—	$—	$440,718	$149,966	$590,684
Effective February 1, 2023, the Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. Prior to February 1, 2023, the Company was organized and managed on a global basis within two business platforms: Identification Solutions ("IDS") and Workplace Safety ("WPS"). As a result, goodwill was allocated to the new reportable segments in accordance with ASC 350, "Intangibles - Goodwill and Other." Refer to Note H, "Segment Information," and Management's Discussion and Analysis for additional information regarding the Company's segment change.

During the nine-month period ended April 30, 2023, goodwill increased $3,852 primarily due to the positive effects of foreign currency translation, which was partially offset by a reduction due to the sale of our PremiSys business within the Americas & Asia segment during the three months ended April 30, 2023.
Other intangible assets as of April 30, 2023 and July 31, 2022, consisted of the following:

	April 30, 2023				July 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$1,762	$(1,525)	$237	3	$1,749	$(1,014)	$735
Customer relationships	9	64,049	(13,996)	50,053	9	105,404	(48,428)	56,976
Technology	5	9,241	(3,718)	5,523	5	9,136	(2,241)	6,895
Unamortized other intangible assets:
Tradenames	N/A	9,397	—	9,397	N/A	9,422	—	9,422
Total		$84,449	$(19,239)	$65,210		$125,711	$(51,683)	$74,028
The decrease in the gross carrying amount and accumulated amortization of other intangible assets as of April 30, 2023 compared to July 31, 2022 was primarily due to the removal of a fully amortized customer relationship intangible asset as the period of economic benefit related to this asset has lapsed.
Amortization expense of intangible assets was $2,461 and $3,735 for the three months ended April 30, 2023 and 2022, respectively, and $9,350 and $11,291 for the nine months ended April 30, 2023 and 2022, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of April 30, 2023, the Company did not have any finance leases.
Operating lease expense was $3,997 and $4,346 for the three months ended April 30, 2023 and 2022, respectively, and $11,645 and $13,198 for the nine months ended April 30, 2023 and 2022, respectively, which was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and nine months ended April 30, 2023 and 2022.
Supplemental cash flow information related to the Company's operating leases for the nine months ended April 30, 2023 and 2022, was as follows:

	Nine months ended April 30,
	2023	2022
Operating cash outflows from operating leases	$13,196	$14,582
Operating lease assets obtained in exchange for new operating lease liabilities (1)	6,545	2,553
(1) Includes new leases and remeasurements or modifications of existing leases.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2023:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2022	$954	$1,436	$(111,467)	$(109,077)
Other comprehensive income before reclassification	1,966	—	12,985	14,951
Amounts reclassified from accumulated other comprehensive loss	(946)	(329)	—	(1,275)
Ending balance, April 30, 2023	$1,974	$1,107	$(98,482)	$(95,401)
The decrease in accumulated other comprehensive loss as of April 30, 2023 compared to July 31, 2022 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended April 30, 2022 were as follows:

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
Of the amounts reclassified from accumulated other comprehensive loss during the nine months ended April 30, 2023 and 2022, unrealized gains on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the condensed consolidated statements of income.

The following table illustrates the income tax (expense) benefit on the components of other comprehensive (loss) income for the three and nine months ended April 30, 2023 and 2022:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Income tax (expense) benefit related to items of other comprehensive (loss) income:
Cash flow hedges	$(8)	$(15)	$116	$(206)
Pension and other post-retirement benefits	—	(3)	(62)	12
Other income tax adjustments and currency translation	—	(87)	—	346
Income tax (expense) benefit related to items of other comprehensive (loss) income	$(8)	$(105)	$54	$152

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
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,737 and $2,675 as of April 30, 2023 and July 31, 2022, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $311 and $297 during the three months ended April 30, 2023 and 2022, respectively, and $928 and $882 during the nine months ended April 30, 2023 and 2022, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at April 30, 2023, the Company expects to recognize 12% by the end of fiscal 2023, an additional 37% by the end of fiscal 2024, and the remaining balance thereafter.

NOTE H — Segment Information
Effective February 1, 2023, the Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. Prior to February 1, 2023, the Company was organized and managed on a global basis within three operating segments: Identification Solutions and People Identification ("PDC"), which aggregated into the IDS reportable segment, and Workplace Safety ("WPS"), which was the WPS reportable segment. As such, all segment-related data has been recast to the new reportable segments.

The following is a summary of net sales by segment and geographic region for the three and nine months ended April 30, 2023 and 2022:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Net sales:
Americas & Asia
Americas	$198,074	$196,266	$584,505	$560,184
Asia	24,739	26,313	76,870	83,108
Total	$222,813	$222,579	$661,375	$643,292
Europe & Australia
Europe	$100,480	$102,809	$284,432	$296,426
Australia	13,823	13,163	40,127	38,363
Total	$114,303	$115,972	$324,559	$334,789

Total Company	$337,116	$338,551	$985,934	$978,081
The following is a summary of segment profit for the three and nine months ended April 30, 2023 and 2022:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Segment profit:
Americas & Asia	$49,192	$45,021	$130,511	$114,659
Europe & Australia	17,099	16,050	47,316	46,165
Total Company	$66,291	$61,071	$177,827	$160,824
The following is a reconciliation of segment profit to income before income taxes for the three and nine months ended April 30, 2023 and 2022:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Total profit from reportable segments	$66,291	$61,071	$177,827	$160,824
Unallocated amounts:
Administrative costs	(7,060)	(8,182)	(18,429)	(20,728)
Gain on sale of business	3,770	—	3,770	—
Investment and other income (expense)	785	(1,308)	1,596	(1,343)
Interest expense	(753)	(329)	(2,886)	(763)
Income before income taxes	$63,033	$51,252	$161,878	$137,990
The following is a summary of sales by business platform for the three and nine months ended April 30, 2023 and 2022:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
IDS	$262,984	$264,124	$775,023	$757,727
WPS	74,132	74,427	210,911	220,354
Total Company	$337,116	$338,551	$985,934	$978,081

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$48,052	$40,054	$125,479	$108,915
Less:
Preferential dividends	—	—	(769)	(803)
Preferential dividends on dilutive stock options	—	—	(4)	(8)
Numerator for basic and diluted income per Class B Voting Common Share	$48,052	$40,054	$124,706	$108,104
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	49,653	51,326	49,755	51,700
Plus: Effect of dilutive equity awards	348	242	278	355
Denominator for diluted income per share for both Class A and Class B	50,001	51,568	50,033	52,055
Net income per Class A Nonvoting Common Share:
Basic	$0.97	$0.78	$2.52	$2.11
Diluted	$0.96	$0.78	$2.51	$2.09
Net income per Class B Voting Common Share:
Basic	$0.97	$0.78	$2.51	$2.09
Diluted	$0.96	$0.78	$2.49	$2.08
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 447,210 and 526,603 for the three months ended April 30, 2023 and 2022, respectively, and 555,247 and 492,527 for the nine months ended April 30, 2023 and 2022, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2023 and July 31, 2022:

	April 30, 2023	July 31, 2022	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$17,798	$18,037	Level 1
Foreign exchange contracts	1,135	489	Level 2
Liabilities:
Foreign exchange contracts	66	32	Level 2

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	April 30, 2023	July 31, 2022
Designated as cash flow hedges	$6,328	$25,276
Non-designated hedges	4,670	4,057
Total foreign exchange contracts	$10,998	$29,333
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of April 30, 2023 and July 31, 2022, unrealized gains of $1,945 and $1,040 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of April 30, 2023 and July 31, 2022, the cumulative balance recognized in accumulated other comprehensive income were losses of $1,502 and $0, respectively, on any outstanding foreign currency denominated debt obligations.

The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$496	$475	$2,165	$674
Foreign currency denominated debt (net investment hedges)	(661)	—	(1,502)	—
Gains reclassified from OCI into cost of goods sold
Forward exchange contracts (cash flow hedges)	463	44	1,261	647
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	April 30, 2023			July 31, 2022
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$1,131	$66	$—	$489	$30
Foreign currency denominated debt (net investment hedges)	—	—	(37,849)	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	4	—	—	—	2
Total derivative instruments	$1,135	$66	$(37,849)	$489	$32

NOTE L — Income Taxes
The income tax rate for the three months ended April 30, 2023 and 2022, was 23.8% and 21.8%, respectively. The income tax rate for the nine months ended April 30, 2023 and 2022, was 22.5% and 21.1%, respectively. The increase in the tax rate in both the three and nine-month periods was due to the sale of the PremiSys business as well as lapses in the statutes of limitations that did not reoccur in 2023. The Company expects its ongoing annual income tax rate to be approximately 21% based on its current global business mix and based on tax laws and statutory tax rates currently in effect.

NOTE M — Subsequent Events
On May 16, 2023, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.23 per share payable on July 31, 2023, to shareholders of record at the close of business on July 10, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. Effective February 1, 2023, the Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. As such, all segment-related data has been recast to reflect our new reportable segments in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. Prior to February 1, 2023, the Company operated two former segments: Identification Solutions (“IDS”) and Workplace Safety (“WPS”). The IDS segment is primarily involved in the design, manufacture, and distribution of high-performance and innovative identification and healthcare products. The WPS segment manufactures a broad range of stock and custom identification products and is a distributor of a wide variety of resale products.
The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple industries and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. Brady's long-term sales growth and profitability will depend not only on the overall economic environment and our ability to successfully navigate changes in the macro environment, but also on our ability to develop and market innovative new products, deliver a high level of customer service, advance our digital capabilities, and continuously improve the efficiency of our global operations. Our strategy for growth includes an increased focus on the development of technologically advanced, innovative and proprietary products and a focus on providing customers with relevant, comprehensive and complimentary solutions. We are enhancing our omnichannel experience for customers, streamlining our product offerings and improving our price competitiveness while delivering relevant products to our customers.
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
Macroeconomic Conditions and Trends
The Company has experienced, and expects to continue to experience, inflationary pressures and supply chain and other business disruptions. The Company has taken and will continue to take actions to mitigate inflation issues through pricing actions and the execution of sustainable efficiency gains.
We believe we have the financial strength to continue to invest in organic sales growth opportunities including sales, marketing, and research and development ("R&D") and inorganic sales opportunities including acquisitions, while continuing to drive sustainable efficiency gains and automation in our operations and selling, general and administrative ("SG&A") functions. At April 30, 2023, we had cash of $135.0 million, as well as a credit agreement with $247.6 million available for future borrowing, which can be increased up to $1,047.6 million at the Company's option and subject to certain conditions, for total available liquidity of $1,182.6 million.
We believe that our financial resources and liquidity levels, including the remaining undrawn amount of our credit agreement and our ability to increase our credit line as necessary, are sufficient to manage the impact of economic or geopolitical events which may result in reduced sales, net income, or cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2022, for further discussion of the potential impact of global economic or geopolitical events or the COVID-19 pandemic on our business.

Results of Operations
A comparison of results of operating income for the three and nine months ended April 30, 2023 and 2022, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2023	% Sales	2022	% Sales	2023	% Sales	2022	% Sales
Net sales	$337,116		$338,551		$985,934		$978,081
Gross margin	169,691	50.3%	164,026	48.4%	481,395	48.8%	468,376	47.9%
Operating expenses:
Research and development	15,715	4.7%	14,923	4.4%	45,025	4.6%	42,795	4.4%
Selling, general and administrative	90,975	27.0%	96,214	28.4%	273,202	27.7%	285,485	29.2%
Total operating expenses	106,690	31.6%	111,137	32.8%	318,227	32.3%	328,280	33.6%
Operating income	$63,001	18.7%	$52,889	15.6%	$163,168	16.5%	$140,096	14.3%
References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with GAAP, excluding the impact of foreign currency translation, sales recorded from divested companies up to the first anniversary of their divestiture and sales recorded from acquired companies prior to the first anniversary date of their acquisition. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.
Net sales for the three months ended April 30, 2023 declined 0.4% to $337.1 million, compared to $338.6 million in the same period in the prior year. Organic sales growth of 1.9% was offset by a decrease from foreign currency translation of 2.1% and a decrease of 0.2% due to the divestiture of a business. Organic sales grew 1.2% in the Americas & Asia segment and 3.4% in the Europe & Australia segment during the three months ended April 30, 2023 compared to the same period in the prior year.
Net sales for the nine months ended April 30, 2023 increased 0.8% to $985.9 million, compared to $978.1 million in the same period in the prior year. The increase consisted of organic sales growth of 5.0%, which was partially offset by a decrease from foreign currency translation of 4.1% and a decrease of 0.1% due to the divestiture of a business. Organic sales increased 4.0% in the Americas & Asia segment and 7.0% in the Europe & Australia segment during the nine months ended April 30, 2023 compared to the same period in the prior year.
Gross margin increased 3.5% to $169.7 million in the three months ended April 30, 2023 compared to $164.0 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 50.3% from 48.4% in the three-month period. Gross margin increased 2.8% to $481.4 million for the nine months ended April 30, 2023 compared to $468.4 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 48.8% from 47.9% in the nine-month period. The increase in gross margin as a percentage of net sales was primarily due to operating efficiencies, reductions in freight expenses and pricing actions in response to higher costs.
R&D expenses increased 5.3% to $15.7 million in the three months ended April 30, 2023 compared to $14.9 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 4.7% from 4.4% in the three-month period. R&D expenses increased 5.2% to $45.0 million in the nine months ended April 30, 2023 compared to $42.8 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 4.6% from 4.4% in the nine-month period. The Company remains committed to investing in new product development to increase sales within our businesses. Investments in new printers, materials and the build out of industrial track and trace solutions remain the primary focus of R&D expenditures for the remainder of fiscal 2023.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses decreased 5.4% to $91.0 million in the three months ended April 30, 2023 compared to $96.2 million in the same period in the prior year. As a percentage of net sales, SG&A decreased to 27.0% from 28.4% in the three-month period. SG&A expenses decreased 4.3% to $273.2 million for the nine months ended April 30, 2023 compared to $285.5 million in the same period in the prior year. As a percentage of net sales, SG&A decreased to 27.7% from 29.2% in the nine-month period. SG&A expenses include a gain of $3.8 million from the sale of the PremiSys business during the three months ended April 30, 2023. The decrease in SG&A expenses during the three and nine months ended April 30, 2023 was due to foreign currency translation, the gain on the sale of the divested business and ongoing efficiency activities.

Operating income increased 19.1% to $63.0 million and increased 16.5% to $163.2 million for the three and nine months ended April 30, 2023, respectively, compared to $52.9 million and $140.1 million in the same periods in the prior year. The increase in operating income in both the three and nine-month periods was primarily due to the increase in segment profit in the Americas & Asia segment as a result of organic sales growth and the realization of pricing actions taken during fiscal 2022 and the beginning of fiscal 2023, and to a lesser extent due to the gain on the sale of the PremiSys business.
OPERATING INCOME TO NET INCOME

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2023	% Sales	2022	% Sales	2023	% Sales	2022	% Sales
Operating income	$63,001	18.7%	$52,889	15.6%	$163,168	16.5%	$140,096	14.3%
Other income (expense):
Investment and other income (expense)	785	0.2%	(1,308)	(0.4)%	1,596	0.2%	(1,343)	(0.1)%
Interest expense	(753)	(0.2)%	(329)	(0.1)%	(2,886)	(0.3)%	(763)	(0.1)%
Income before income taxes	63,033	18.7%	51,252	15.1%	161,878	16.4%	137,990	14.1%
Income tax expense	14,981	4.4%	11,198	3.3%	36,399	3.7%	29,075	3.0%
Net income	$48,052	14.3%	$40,054	11.8%	$125,479	12.7%	$108,915	11.1%
Investment and other income was $0.8 million and $1.6 million for the three and nine months ended April 30, 2023, respectively, compared to investment and other expense of $1.3 million in both the three and nine-month periods in the prior year. The increase in income during the three and nine-month periods was primarily due to an increase in the market value of securities held in deferred compensation plans and, to a lesser extent, an increase in interest income.
Interest expense increased to $0.8 million and $2.9 million for the three and nine months ended April 30, 2023, respectively, compared to $0.3 million and $0.8 million in the same periods in the prior year. The increase in interest expense was primarily due to an increase in benchmark interest rates compared to the same periods in the prior year.
The Company's income tax rate was 23.8% and 21.8% for the three months ended April 30, 2023 and 2022, respectively, and the income tax rate was 22.5% and 21.1% for the nine months ended April 30, 2023 and 2022, respectively. Refer to Note L, "Income Taxes" for additional information on the Company's income tax rates.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income (expense), income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and nine months ended April 30, 2023 and 2022:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
SALES GROWTH INFORMATION
Americas & Asia
Organic	1.2%	9.2%	4.0%	10.7%
Currency	(0.8)%	(0.1)%	(1.1)%	0.3%
Divestiture	(0.3)%	—%	(0.1)%	—%
Acquisition	—%	8.6%	—%	8.3%
Total	0.1%	17.7%	2.8%	19.3%
Europe & Australia
Organic	3.4%	8.4%	7.0%	7.6%
Currency	(4.8)%	(8.1)%	(10.1)%	(4.6)%
Acquisition	—%	8.7%	—%	8.8%
Total	(1.4)%	9.0%	(3.1)%	11.8%
Total Company
Organic	1.9%	9.0%	5.0%	9.6%
Currency	(2.1)%	(3.0)%	(4.1)%	(1.5)%
Divestiture	(0.2)%	—%	(0.1)%	—%
Acquisition	—%	8.6%	—%	8.5%
Total	(0.4)%	14.6%	0.8%	16.6%
SEGMENT PROFIT
Americas & Asia	$49,192	$45,021	$130,511	$114,659
Europe & Australia	17,099	16,050	47,316	46,165
Total	$66,291	$61,071	$177,827	$160,824
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	22.1%	20.2%	19.7%	17.8%
Europe & Australia	15.0%	13.8%	14.6%	13.8%
Total	19.7%	18.0%	18.0%	16.4%
Americas & Asia
Americas & Asia net sales were essentially flat at $222.8 million for the three months ended April 30, 2023 compared to $222.6 million in the same period in the prior year, which consisted of organic sales growth of 1.2% and decreases from foreign currency translation of 0.8% and the sale of the PremiSys business of 0.3%. Americas & Asia net sales increased 2.8% to $661.4 million for the nine months ended April 30, 2023 compared to $643.3 million in the same period in the prior year, which consisted of organic sales growth of 4.0% and decreases from foreign currency translation of 1.1% and the sale of the PremiSys business of 0.1%.
Organic sales in the Americas increased in the low-single digits in the three months ended April 30, 2023 and increased in the mid-single digits in the nine months ended April 30, 2023 compared to the same periods in the prior year. The increase in organic sales during the three-month period was primarily due to organic sales growth in IDS with the strongest growth in the safety and facility identification and healthcare identification product lines, which was partially offset by organic sales declines in wire identification and product identification. During the nine-month period, organic sales grew in the safety and facility identification, healthcare identification and wire identification product lines, which was partially offset by an organic sales decline in the product identification product line. Organic growth in IDS was partially offset by a mid-single digit organic decline in WPS during both the three and nine months ended April 30, 2023.
Organic sales in Asia declined in the low-single digits in the both the three and nine-month periods ended April 30, 2023 compared to the same periods in the prior year. The organic sales decline during the three-month period was primarily driven by decreased sales in Malaysia and Singapore, which were partially offset by sales growth in China and India. The organic sales decline during the nine-month period was primarily driven by decreased sales in China due to the spread of COVID-19 during the second quarter of fiscal 2023, which was partially offset by strong sales growth in India and Japan during the nine-month period.
Americas & Asia segment profit increased 9.3% to $49.2 million for the three months ended April 30, 2023 compared to $45.0 million in the same period in the prior year. Segment profit increased 13.8% to $130.5 million for the nine months ended

April 30, 2023 compared to $114.7 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 22.1% from 20.2% for the three-month period, and segment profit increased to 19.7% from 17.8% for the nine-month period ended April 30, 2023 compared to the same periods in the prior year. The increase in segment profit as a percentage of net sales was primarily due to ongoing efforts to streamline processes to drive operational efficiencies as well as price increases, which were partially offset by an increase in costs due to inflationary pressures.
Europe & Australia
Europe & Australia net sales declined 1.4% to $114.3 million for the three months ended April 30, 2023 compared to $116.0 million in the same period in the prior year, which consisted of organic sales growth of 3.4% and a decrease from foreign currency translation of 4.8%. Europe & Australia net sales declined 3.1% to $324.6 million for the nine months ended April 30, 2023 compared to $334.8 million in the same period in the prior year, which consisted of organic sales growth of 7.0% and a decrease from foreign currency translation of 10.1%.
Organic sales in Europe increased in the low-single digits in the three months ended April 30, 2023 and increased in the mid-single digits in the nine months ended April 30, 2023 compared to the same periods in the prior year. The increase in organic sales during the three-month period was primarily driven by mid-single digit growth within WPS, which included digital sales growth of approximately 15%. Organic sales in IDS increased in the low-single digits during the three-month period, which consisted of growth in the safety and facility identification product line, which was partially offset by a decline in the product identification and wire identification product lines. Organic sales growth during the nine-month period was driven by mid-single digit growth in both IDS and WPS. Organic sales growth in IDS was strongest in the safety and facility identification and product identification product lines, followed by wire identification. Organic sales in WPS included digital sales growth of approximately 13%.
Organic sales in Australia increased in the low-teens in both the three and nine months ended April 30, 2023 compared to the same periods in the prior year. Organic sales were driven by consistent growth in both digital and sales from all other channels, including catalogs, in both the three and nine-month periods, which was primarily the result of price increases implemented throughout the nine months ended April 30, 2023. Organic sales growth was led by core safety and facility identification products.
Europe & Australia segment profit increased 6.5% to $17.1 million from $16.1 million, and as a percentage of net sales, segment profit increased to 15.0% from 13.8% for the three months ended April 30, 2023 compared to the same period in the prior year. Segment profit increased 2.5% to $47.3 million from $46.2 million and as a percentage of net sales, segment profit increased to 14.6% from 13.8% for the nine months ended April 30, 2023 compared to the same period in the prior year. The increase in segment profit for both periods was primarily due to actions taken during fiscal 2022 to reduce the cost structure as well as pricing actions implemented throughout the nine months ended April 30, 2023.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2023, 99% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.

Cash Flows
Cash and cash equivalents were $135.0 million at April 30, 2023, an increase of $21.0 million from July 31, 2022. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2023	2022
Net cash flow provided by (used in):
Operating activities	$129,861	$65,236
Investing activities	(4,901)	(22,071)
Financing activities	(105,935)	(81,762)
Effect of exchange rate changes on cash	1,953	(5,670)
Net increase (decrease) in cash and cash equivalents	$20,978	$(44,267)
Net cash provided by operating activities was $129.9 million for the nine months ended April 30, 2023 compared to $65.2 million in the same period of the prior year. The increase in cash provided by operating activities was primarily due to improved profitability and reduced inventory purchases compared to elevated inventory purchases in the prior year to reduce the risk of supply chain disruption.
Net cash used in investing activities was $4.9 million in the nine months ended April 30, 2023, which consisted of capital expenditures of $12.9 million partially offset by proceeds of $8.0 million received from the sale of the PremiSys business. Net cash used in investing activities was $22.1 million in the nine months ended April 30, 2022, which was elevated due to the purchase of two facilities that were previously leased.
Net cash used in financing activities was $105.9 million in the nine months ended April 30, 2023 compared to $81.8 million in the same period of the prior year. The increase in cash used by financing activities was primarily due to $44.2 million of net repayments on the credit agreement in the nine months ended April 30, 2023 compared to $39.0 million of net borrowings on the credit agreement in the same period of the prior year, which was due to the increase in net cash provided by operating activities in the current nine-month period. The increase in cash used in financing activities was partially offset by a decrease in share repurchases compared to the prior period.
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
As of April 30, 2023, the outstanding balance on the Company's credit agreement was $50.8 million. The maximum amount outstanding on the credit agreement during the nine months ended April 30, 2023 was $103.0 million. As of April 30, 2023, the U.S. dollar-denominated borrowings of $13.0 million bear interest at 6.0%; the Euro-denominated borrowings of €23.0 million bear interest at 3.9%; and the British Pound-denominated borrowings of £10.0 million bear interest at 5.1% for a weighted average interest rate of 4.7%. The Company had letters of credit outstanding under the credit agreement of $1.6 million as of April 30, 2023, and there was $247.6 million available for future borrowing, which can be increased to $1,047.6 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the credit agreement, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2023, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreement, equal to 0.19 to 1.0 and the interest expense coverage ratio equal to 77.1 to 1.0.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s Annual Report on Form 10-K for the year ended July 31, 2022. There has been no material change in this information since the 2022 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Brady Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer (the "Chief Executive Officer") and its Chief Financial Officer, Chief Accounting Officer and Treasurer (the "Chief Financial Officer"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a share repurchase program for the Company's Class A Nonvoting Common Stock. The repurchase program may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes. On May 24, 2022, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of up to $100.0 million of the Company's Class A Nonvoting Common Stock. As of April 30, 2023, there were $55.2 million worth of shares authorized to purchase remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended April 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
February 1, 2023 - February 28, 2023	—	$—	—	$67,148
March 1, 2023 - March 31, 2023	70,566	51.83	70,566	63,491
April 1, 2023 - April 30, 2023	158,754	52.00	158,754	55,235
Total	229,320	$51.95	229,320	$55,235

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Complete and Permanent Release and Resignation Agreement between the Company and Aaron J. Pearce dated as of April 13, 2023 (incorporated by reference to Registrant's Current Report on Form 8-K filed April 19, 2023).*

10.2	Employment Offer Letter between the Company and Ann E. Thornton dated as of April 14, 2023 (incorporated by reference to Registrant's Current Report on Form 8-K filed April 19, 2023).*

10.3	Change of Control Agreement between the Company and Ann E. Thornton dated as of April 14, 2023 (incorporated by reference to Registrant's Current Report on Form 8-K filed April 19, 2023).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton

32.1	Section 1350 Certification of Russell R. Shaller

32.2	Section 1350 Certification of Ann E. Thornton

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADY CORPORATION

Date: May 18, 2023	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2023	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)