Form 10-K
period 2023-07-31
BRADY CORP
filed 2023-09-05
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2023, was approximately $2,362,342,797 based on the closing sale price of $53.47 per share on that date as reported for the New York Stock Exchange. As of August 31, 2023, there were 44,825,183 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

PART I

Forward-Looking Statements
In this Annual Report on Form 10-K for Brady Corporation ("Brady," "Company," "we," "us," or "our"), statements that are not reported financial results or other historic information are “forward-looking statements.” These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, income, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations.
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Increased cost of raw materials, labor and freight as well as raw material shortages and supply chain disruptions
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute the Company's strategy
•Ability to develop technologically advanced products that meet customer demands
•Difficulties in protecting websites, networks, and systems against security breaches and difficulties in preventing phishing attacks, social engineering or malicious break-ins
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Risks associated with the loss of key employees
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Litigation, including product liability claims
•Adverse impacts of the novel coronavirus ("COVID-19") pandemic or other pandemics
•Foreign currency fluctuations
•Potential write-offs of goodwill and other intangible assets
•Changes in tax legislation and tax rates
•Differing interests of voting and non-voting shareholders
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of this Annual Report on Form 10-K
These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.
Item 1. Business
General Development of Business
Brady was incorporated under the laws of the state of Wisconsin in 1914. Brady is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple industries and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets.
Effective February 1, 2023, the Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. This change to a regional operating structure allows the Company to further integrate its businesses, support continued growth through the application of the best go-to-market strategies in key geographies, facilitate new product development within recent acquisitions and further simplify the global business. All segment-related data has been conformed to the new reportable segments.
The Company’s primary objective is to build upon its market position and increase shareholder value by enabling a highly competent and experienced organization to focus on the following key competencies:
•Innovative products — Technologically-advanced, internally-developed proprietary products that drive revenue growth and sustain gross profit margins

•Customer service — Understanding customer needs and providing a high level of customer service
•Global leadership position in niche markets
•Digital capabilities
•Compliance expertise
•Operational excellence — Continuous productivity improvement, automation, and product customization capabilities
Brady's long-term sales growth and profitability will depend not only on the overall economic environment and our ability to successfully navigate changes in the macro environment, but also on our ability to develop and market innovative products, deliver a high level of customer service, advance our digital capabilities, and continuously improve the efficiency of our global operations. Our strategy for growth includes an increased focus on certain industries and products, streamlining our product offerings, expanding into higher growth end-markets, improving the overall customer experience, developing technologically advanced, innovative and proprietary products, and improving our digital capabilities.
The following were key initiatives supporting the strategy in fiscal 2023:
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
•Executing our reorganization to a regional operating structure to support continued growth in key geographies, facilitating new product development in our recent acquisitions, and simplifying and further integrating our businesses.
•Integrating recent acquisitions to further enhance our strategic position and accelerate long-term sales growth.
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
Narrative Description of Business
Overview
The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. Below is a summary of sales by reportable segment during the years ended July 31:

	2023	2022	2021
Americas & Asia	66.7%	66.1%	64.3%
Europe & Australia	33.3%	33.9%	35.7%
Total	100.0%	100.0%	100.0%
Prior to February 1, 2023, the Company operated two former segments: Identification Solutions (“IDS”) and Workplace Safety (“WPS”). IDS is primarily involved in the design, manufacturing, and distribution of high-performance and innovative identification and healthcare products, while WPS manufactures a broad range of stock and custom identification products and is a distributor of a wide variety of resale products.

Below is a summary of sales for IDS and WPS within each current reportable segment during the years ended July 31:

Americas & Asia	2023	2022	2021
IDS	91.4%	90.4%	88.3%
WPS	8.6%	9.6%	11.7%
Total	100.0%	100.0%	100.0%

Europe & Australia	2023	2022	2021
IDS	52.8%	52.8%	46.9%
WPS	47.2%	47.2%	53.1%
Total	100.0%	100.0%	100.0%
Identification Solutions
Primary product categories include:
•Product identification, which includes materials, printing systems, RFID and bar code scanners for product identification, brand protection labeling, work in process labeling, finished product identification, and industrial track and trace applications.
•Facility safety and identification and protection, which includes safety signs, floor-marking tape, pipe markers, labeling systems, spill control products, lockout/tagout devices, and software and services for safety compliance auditing, procedures writing and training.
•Wire identification, which includes hand-held printers, wire markers, sleeves, and tags.
•People identification, which includes name tags, badges, lanyards, rigid card printing systems, and access control software.
•Patient identification, which includes wristbands, labels, printing systems, and other products used in hospital, laboratories, and other healthcare settings for tracking and improving the safety of patients.
Approximately 64% of IDS products are sold under the Brady brand, with other primary brands including identification products for the utility industry which are marketed under the Electromark brand and security and identification badges and systems which are marketed under the PromoVision, Brady People ID, BIG, and MAGiCARD brands. Spill control products are marketed under the SPC brand, lockout/tagout products are offered under the Scafftag brand, RFID products are marketed under the Nordic ID brand, and barcode scanners are marketed under the Code brand. Identification and patient safety products in the healthcare industry are available under the PDC Healthcare brand and custom wristbands for the leisure and entertainment industry are available under the PDC brand.
Each region markets and sells high-quality and rapid response IDS products through multiple channels including distribution, a direct sales force, and digital channels. The direct sales force within each region partners with end-users and distributors by providing technical application and product expertise.
The Company manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials; printing, identification and tracking systems; and software. Competition is present based upon several factors, including product innovation, customer service, breadth of product offering, product quality, price, expertise, production capabilities, and for multinational customers, our global footprint. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world's largest adhesive and electrical product companies offering competing products as part of their overall product lines.
These products serve customers in many industries within each region, which include industrial manufacturing, electronic manufacturing, healthcare, chemical, oil, gas, alternative energy, automotive, aerospace, governments, mass transit, electrical contractors, education, leisure and entertainment and telecommunications, among others.
Workplace Safety
Primary product categories include:
•Product identification, which includes asset tracking labels and asset tags.
•Facility, safety and identification and protection, which includes safety signs, traffic signs and control products, floor-marking tape, pipe markers, lockout/tagout devices, personal protection equipment, first aid products, and other workplace compliance products.

•Wire identification, which includes handheld printers, wire markers, sleeves and tags.
Products are sold under a variety of brands including: safety and facility identification products offered under the Seton, Emedco, Signals, Safety Signs, SafetyShop, Signs & Labels, and Pervaco brands; first aid supplies marketed under the Accidental Health and Safety, Trafalgar, and Securimed brands; and wire identification products marketed under the Carroll brand.
The Company manufactures a broad range of stock and custom identification products, and also sells a broad range of related resale products. Manufactured products comprise approximately 40% of WPS product sales. Historically, both the Company and many of our competitors focused their businesses on catalog marketing, often with varying product niches. Many of our competitors extensively utilize e-commerce to promote the sale of their products. A consequence of e-commerce is price transparency, as prices on non-proprietary products can be easily compared. Therefore, to compete effectively, we focus on pricing our products competitively, building out our e-commerce capabilities, developing unique or customized solutions, enhancing the customer experience, and providing compliance expertise as these factors are critical to retain existing customers and convert new customers. WPS primarily sells to businesses and serves many industries, including manufacturers, process industries, government, education, construction, and utilities.
Research and Development
The Company focuses its research and development ("R&D") efforts on track and trace applications, pressure sensitive materials, identification and printing systems, software, and the development of other workplace safety-related products. The Company spent $61.4 million, $58.5 million, and $44.6 million on its R&D activities during the years ended July 31, 2023, 2022, and 2021, respectively. The majority of R&D spend supports the Company's identification products. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. The design of our identification and printing systems integrates materials, embedded software, a variety of printing technologies and product scanning and identification technologies to form a complete solution for customer applications. In addition, the R&D team supports production and marketing efforts by providing application and technical expertise.
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
Operations
The materials used in the products manufactured by the Company consist of a variety of plastic and synthetic films, paper, metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, and solvents for consumable identification products in addition to molded parts, electronic components, chips, and sub-assemblies for identification and printing systems. The Company operates coating facilities that manufacture bulk rolls of label stock for internal and external customers. In addition, the Company purchases finished products for resale.
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

Human Capital Management
As of July 31, 2023, the Company employed approximately 5,600 individuals worldwide, of which approximately 1,650 were employed in the United States and approximately 3,950 were employed outside the United States.
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
Key areas of focus with respect to human capital include:
Health and Safety: The Company’s health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of the Company’s manufacturing, distribution and headquarter operations. The Company requires each of its locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and trainings are in place. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate (“TRIR”) and the Lost Time Case Rate (“LTCR”) based upon the number of incidents per 100 employees. Leading indicators include reporting and closure of all near miss events. The Company also utilizes trainings such as Environmental, Health and Safety (“EHS”) coaching and engagement conversations as preventative measure. During the year ended July 31, 2023, the Company had a TRIR of 0.60, a LTCR of 0.28 and no work-related fatalities.
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
The Company has implemented several steps to drive accountability for increasing diversity, equity and inclusion throughout the global organization. The CEO and other senior leaders have diversity, equity and inclusion objectives embedded in their annual performance goals. The Company also strives to build a diverse talent pipeline by partnering with its business units in their workforce planning to develop initiatives and goals to recruit diverse talent across defined organizational levels and skill areas. The Company trains its recruiting workforce in diversity sourcing strategies and partners with external organizations that develop and supply diverse talent. The Company has also expanded its university outreach programs to access diverse organizations, has implemented interview guides to mitigate bias in interviewing, has implemented mentoring programs and employee resource groups to increase employee engagement and retention and has implemented required training for all managers on diversity, equity and inclusion compliance and unconscious bias. As of July 31, 2023, 44% of the members of the Company’s Board of Directors were women and 60% of Board committee chairs were women.
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

Information Available on the Internet
The Company’s Corporate Internet address is www.bradyid.com. The Company makes available, free of charge, on or through its website, copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to all such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Company is not including the information contained on or available through its website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
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
We manufacture certain parts and components of our products and therefore require raw materials from suppliers, which could be interrupted for a variety of reasons, including availability and pricing. Our prices and lead times for raw materials and other components necessary for production have fluctuated in the past year, including increased raw production costs, increased wage rates, and extended lead times. Significant increases could adversely affect our profit margins and results of operations. Changes in trade policies; shortages due to the residual effects of the COVID-19 pandemic, other pandemics, or any other reason; and the imposition of duties and tariffs and potential retaliatory countermeasures could adversely impact the price or availability of raw materials. In addition, labor shortages or an increase in the cost of labor could adversely affect our profit margins and results of operations. Due to competitive pressures or other factors, we may not be able to pass along increased raw material and component part costs to our customers in the form of price increases or our ability to do so could be delayed, which could adversely impact our business and financial results.
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
Numerous factors may affect the demand for our products, including:
•Deterioration of economic conditions in major markets served
•Residual economic and operational impact of the COVID-19 pandemic, or the impact of other pandemics
•Economic and operational impact of the war between Russia and Ukraine or other wars
•Consolidation in the marketplace allowing competitors to be more efficient and more price competitive
•Competitors entering the marketplace
•Decreasing product life cycles
•Changes in customer preferences
•Ability to achieve strong operational performance, including the manufacture and sale of high-quality products and the ability to meet customer delivery expectations
If any of these factors occur, the demand for our products could suffer, and this could adversely impact our business and financial results.

Failure to compete effectively or to successfully execute our strategy may have a negative impact on our business and financial results.
We actively compete with companies that produce and market the same or similar products, and in some instances, with companies that sell different products that are designed for the same target markets. Competition may force us to reduce prices or incur additional costs to remain competitive in an environment in which business models, including the development and use of artificial intelligence technologies, are changing rapidly. We compete on the basis of several factors, including customer support, product innovation, product offering, product quality, price, expertise, digital capabilities, production capabilities, and for multinational customers, our global footprint. Present or future competitors may develop and introduce new and enhanced products, offer products based on alternative technologies and processes, accept lower profit, have greater financial, technical or other resources, or have lower production costs or other pricing advantages. Any of these could put us at a disadvantage by threatening our share of sales or reducing our profit margins, which could adversely impact our business and financial results.
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
We develop technologically advanced new products to promote our organic growth and profitability. Technology is changing rapidly and our competitors are innovating quickly. If we do not keep pace with developing technologically advanced products, we risk product commoditization, deterioration of the value of our brand, and reduced ability to effectively compete. We must continue to develop innovative products, as well as acquire and retain the necessary intellectual property rights in these products. If we fail to innovate, or we launch products with quality problems, or if customers do not accept our products, then our business and financial results could be adversely affected.
The failure to properly identify, integrate and grow acquired companies, and to manage contingent liabilities from divested businesses could adversely affect our business and financial results.
Our historical growth has included acquisitions and our future growth strategy includes acquisitions. We completed the acquisitions of Code, Magicard and Nordic ID in fiscal 2021 for a total purchase price of $244.0 million. Acquisitions place significant demands on management, operational, and financial resources. Recent and future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative operations, which could decrease the time available to focus on our other growth strategies. We cannot assure that we will be able to successfully integrate acquisitions, that these acquisitions will operate profitably, or that we will be able to achieve the desired sales growth or operational success. Our sales, results of operations, cash flow, and liquidity could be adversely affected if we do not successfully integrate acquired businesses, including realizing synergies, or if our other businesses suffer due to the increased focus on the acquired businesses.
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

The COVID-19 pandemic has adversely impacted our operations and business.
The COVID-19 pandemic disrupted the global economy and adversely impacted our businesses, including demand for our products across multiple end-markets as well as our supply chain and operations. Any future resurgence of the COVID-19 pandemic, or other health epidemics, may have an impact on our business, operations and financial results depending on factors that cannot be accurately predicted at this time, such as the severity and transmission rate of any health epidemic, the extent and effectiveness of containment actions, the extent to which vaccines or other medical treatments are developed and made available to and accepted by the public, and the impact of these and other factors on our stakeholders.
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
•Imposition of trade or travel restrictions as a result of any continuing effects of the COVID-19 pandemic, or as a result of other pandemics or global health crises.
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
Global climate change and related emphasis on ESG matters by various stakeholders could negatively affect our business
Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Further, our customers and the markets we serve may impose emissions or other environmental standards through regulation, market-based emissions policies or consumer preference that we may not be able to timely meet due to the required level of capital investment or technological advancement.
Additionally, the enhanced stakeholder focus on ESG issues relating to our business requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

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
We have goodwill of $592.6 million and other intangible assets of $62.1 million as of July 31, 2023, which represents 47.1% of our total assets, and we have recognized impairment charges in the past. We evaluate goodwill and other intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each respective asset. The valuations prepared for the required impairment test include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected changes in the use of the assets, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our goodwill or other intangible assets change in future periods, we may be required to record an impairment charge, which would reduce net income in such period. Indicators of other-than-temporary impairment were present in our equity investment in React Mobile, Inc., an employee safety software and hardware company, and we recognized an other-than-temporary impairment charge of $5.0 million in fiscal 2021.
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
Substantially all of our voting stock is controlled by Elizabeth P. Bruno, one of our directors, and William H. Brady III, both of whom are descendants of the Company's founder. All of our publicly traded shares are non-voting. Therefore, the voting shareholders have control in most matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors and many corporate actions, and their interests may not align with those of the non-voting shareholders. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that our public shareholders may find favorable and it may adversely affect the trading price for our non-voting common stock because investors may perceive disadvantages in owning stock in companies whose voting stock is controlled by a limited number of shareholders. Additionally, certain private investors, mutual funds and index sponsors have implemented rules restricting ownership, or excluding from indices, companies with non-voting publicly traded shares. For example, the Company was removed from the Russell 2000 Index in the fourth quarter of fiscal 2023 for not meeting the minimum voting rights hurdle.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company currently operates 38 manufacturing and distribution facilities across the globe and are split by reporting segment as follows:
Americas & Asia: Twenty-one manufacturing and distribution facilities are used for our Americas & Asia business. Six facilities are located in the United States; four in China; two each in Brazil, India, and Mexico; and one each in Canada, Japan, Malaysia, Singapore, and Thailand.
Europe & Australia: Seventeen manufacturing and distribution facilities are used for our Europe & Australia business. Four facilities each are located in Belgium and the United Kingdom, three are located in France; two are located in Australia; and one each in Germany, Norway, South Africa, and Turkey.
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
(b)Holders
As of August 31, 2023, there were approximately 1,000 Class A Common Stock shareholders of record and approximately 12,000 beneficial shareholders. There are three Class B Common Stock shareholders.
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
During the two most recent years ended July 31 and for the first quarter of fiscal 2024, the Company declared the following dividends per share on its Class A and Class B Common Stock:

	2024	2023				2022
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.2350	$0.2300	$0.2300	$0.2300	$0.2300	$0.2250	$0.2250	$0.2250	$0.2250
Class B	0.2184	0.2134	0.2300	0.2300	0.2300	0.2084	0.2250	0.2250	0.2250
(d)Issuer Purchases of Equity Securities
The Company has a share repurchase program for the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares delivered to treasury and available for use in connection with the Company’s stock-based plans and for other corporate purposes. On May 24, 2022, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of up to $100.0 million of the Company's Class A Nonvoting Common Stock, with no expiration date associated with the authorization. As of July 31, 2023, there were $10.0 million worth of shares authorized to purchase remaining pursuant to this share repurchase program.
On August 30, 2023, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. The repurchased shares will be available for use in connection with the Company's stock-based plans and for other corporate purposes.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended July 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
May 1, 2023 - May 31, 2023	194,962	$49.20	194,962	$45,643
June 1, 2023 - June 30, 2023	503,541	48.86	503,541	21,040
July 1, 2023 - July 31, 2023	230,128	47.92	230,128	10,013
Total	928,631	$48.70	928,631	$10,013

(e)Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2018, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s ("S&P") 500 Index, the S&P SmallCap 600 Index, the S&P SmallCap 600 Industrials Index, and the Russell 2000 Index.
The S&P SmallCap 600 Industrials Index will replace the S&P SmallCap 600 Index in future years. This change creates consistency between the index included in this Common Stock Price Performance Graph and the Pay Versus Performance table included in Item 11. Executive Compensation.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, the S&P 500 Index,
the S&P SmallCap 600 Index, S&P SmallCap 600 Industrials Index and the Russell 2000 Index

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2023
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2018
2019
2020
2021
2022
2023
Brady Corporation
S&P 500 Index
S&P SmallCap 600 Index
S&P SmallCap 600 Industrials Index
Russell 2000 Index

* $100 invested on July 31, 2018 in stock or index—including reinvestment of dividends. Fiscal years ended July 31

	2018	2019	2020	2021	2022	2023
Brady Corporation	$100.00	$137.76	$124.63	$150.84	$134.43	$147.74
S&P 500 Index	100.00	107.99	120.90	164.96	157.31	177.78
S&P SmallCap 600 Index	100.00	93.25	85.16	133.66	125.32	131.92
S&P SmallCap 600 Industrials Index	100.00	94.96	87.76	132.55	132.29	156.84
Russell 2000 Index	100.00	95.58	91.19	138.59	118.78	128.17
Copyright (C) 2023, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. Effective February 1, 2023, the Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. As such, all segment-related data has been recast to reflect our new reportable segments in the Management's Discussion and Analysis of Financial Condition and Results of Operations section. Prior to February 1, 2023, the Company operated two former segments: IDS and WPS. IDS products include high-performance and innovative identification and healthcare products that are designed, manufactured, and distributed within the Company's value chain. WPS products include a broad range of stock and custom identification products that the Company manufactures, as well as a wide variety of products that the Company purchases and resells as a distributor.
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Item 8) in this Annual Report on Form 10-K. The following discussion is intended to help the reader understand the results of operations and financial condition of the Company for the year ended July 31, 2023 compared to the year ended July 31, 2022 and the year ended July 31, 2022 compared to the year ended July 31, 2021.
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
We believe we have the financial strength to continue to invest in organic sales growth opportunities including sales, marketing, R&D and inorganic sales opportunities including acquisitions, while continuing to drive sustainable efficiency gains and automation in our operations and selling, general and administrative ("SG&A") functions and return capital to our shareholders in the form of dividends and share repurchases. At July 31, 2023, we had cash of $151.5 million, as well as a credit agreement with $248.3 million available for future borrowing, which can be increased up to $1,068.3 million at the Company's option and subject to certain conditions, for total available liquidity of $1,219.8 million.
We believe that our financial resources and liquidity levels including the remaining undrawn amount of the credit agreement and our ability to increase that credit line as necessary are sufficient to manage the continuing impact of economic or geopolitical events which may result in reduced sales, net income, or cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of this Annual Report on Form 10-K for the year ended July 31, 2023, for further discussion of the possible impact of global economic or geopolitical events on our business.

Results of Operations
The comparability of the operating results for the year ended July 31, 2022 to the year ended July 31, 2021 has been impacted by the following acquisitions: Magicard Holdings Limited ("Magicard") and Nordic ID Oyj ("Nordic ID") which were completed in May 2021, and The Code Corporation ("Code") which was completed in June 2021. All three acquisitions operate within both of our reportable segments. In addition, in March 2023 the Company divested the PremiSys business which impacted the Americas & Asia reportable segment.
A comparison of results of operating income for the years ended July 31, 2023, 2022, and 2021 is as follows:

(Dollars in thousands)	2023	% Sales	2022	% Sales	2021	% Sales
Net sales	$1,331,863		$1,302,062		$1,144,698
Gross margin	657,275	49.4%	631,552	48.5%	561,446	49.0%
Operating expenses:
Research and development	61,365	4.6%	58,548	4.5%	44,551	3.9%
Selling, general and administrative	370,697	27.8%	379,992	29.2%	349,768	30.6%
Total operating expenses	432,062	32.4%	438,540	33.7%	394,319	34.4%
Operating income	$225,213	16.9%	$193,012	14.8%	$167,127	14.6%
Fiscal 2023 Compared to Fiscal 2022
Net sales increased 2.3% to $1,331.9 million in fiscal 2023 compared to $1,302.1 million in fiscal 2022, which consisted of organic sales growth of 5.5%, partially offset by a decrease from foreign currency translation of 3.0% and a decrease of 0.2% due to the divestiture of a business. Organic sales grew 4.4% in the Americas & Asia segment and 7.6% in the Europe & Australia segment.
Gross margin increased 4.1% to $657.3 million in fiscal 2023 compared to $631.6 million in fiscal 2022. As a percentage of net sales, gross margin increased to 49.4% in fiscal 2023 from 48.5% in fiscal 2022. The increase in gross margin as a percentage of net sales was primarily due to operating efficiencies resulting from investment in process automation and reductions in freight expense, partially offset by an increase in material costs due to inflationary pressures.
R&D expenses increased 4.8% to $61.4 million in fiscal 2023 compared to $58.5 million in fiscal 2022. As a percentage of net sales, R&D expenses increased to 4.6% in fiscal 2023 compared to 4.5% in fiscal 2022. The increase in R&D spending in fiscal 2023 was primarily due to increased headcount as well as increased project spend. The Company remains committed to investing in new product development to increase sales within our businesses. Investments in new printing systems, materials and the build out of industrial track and trace solutions were the primary focus of R&D expenditures in fiscal 2023.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses decreased 2.4% to $370.7 million in fiscal 2023 compared to $380.0 million in fiscal 2022. As a percentage of net sales, SG&A expense decreased to 27.8% in fiscal 2023 compared to 29.2% in fiscal 2022. The decrease in SG&A expenses in fiscal 2023 was due to foreign currency translation. The decrease in SG&A expenses as a percentage of sales in fiscal 2023 was primarily due to reduced headcount, lower advertising spend and a decrease in amortization expense of $3.2 million, which was partially offset by costs associated with the change to a regional reporting structure.
Operating income increased 16.7% to $225.2 million in fiscal 2023 compared to $193.0 million in fiscal 2022. The increase in operating income in fiscal 2023 was primarily due to the increase in segment profit in the Americas & Asia segment as a result of organic sales growth, improved gross profit margin primarily due to reductions in freight costs as well as price increases, and operational efficiencies throughout the region.
Fiscal 2022 Compared to Fiscal 2021
Net sales increased 13.7% to $1,302.1 million in fiscal 2022 compared to $1,144.7 million in fiscal 2021, which consisted of organic sales growth of 9.4% and growth from acquisitions of 6.9%, partially offset by a decrease from foreign currency translation of 2.6%. Organic sales grew 10.3% in the Americas & Asia segment and 7.9% in the Europe & Australia segment.
Gross margin increased 12.5% to $631.6 million in fiscal 2022 compared to $561.4 million in fiscal 2021. As a percentage of net sales, gross margin decreased to 48.5% in fiscal 2022 compared to 49.0% in fiscal 2021. The decrease in gross margin as a percentage of net sales was primarily due to an increase in the cost of materials, labor and freight, which was partially mitigated by pricing actions and operational efficiencies including streamlining manufacturing processes.
R&D expenses increased 31.4% to $58.5 million in fiscal 2022 compared to $44.6 million in fiscal 2021. As a percentage of net sales, R&D expenses increased to 4.5% in fiscal 2022 compared to 3.9% in fiscal 2021. The increase in R&D spending in fiscal 2022 was primarily due to the acquisitions of Code and Nordic ID, as these companies operate with a greater amount of R&D spend as a percentage of net sales compared to Brady's organic business. In addition, the R&D headcount increased in the Americas & Asia segment. Investments in new printing systems, materials and the build out of a comprehensive industrial track and trace solution were the primary focus of R&D expenditures in fiscal 2022.
SG&A expenses increased 8.6% to $380.0 million in fiscal 2022 compared to $349.8 million in fiscal 2021. As a percentage of net sales, SG&A expense decreased to 29.2% in fiscal 2022 compared to 30.6% in fiscal 2021. The increase in SG&A expenses in fiscal 2022 was primarily due to the acquisitions of Code, Magicard and Nordic ID, and to a lesser extent an increase in sales personnel, which was partially offset by a decrease due to foreign currency translation. The decrease in SG&A expense as a percentage of net sales from the prior year was due to ongoing efficiency activities throughout SG&A.
Operating income increased 15.5% to $193.0 million in fiscal 2022 compared to $167.1 million in fiscal 2021. The increase in operating income in fiscal 2022 was primarily due to the increase in segment profit in the Americas & Asia segment as a result of organic sales growth and to a lesser extent, positive earnings from the acquisitions completed in the fourth quarter of fiscal 2021.
OPERATING INCOME TO NET INCOME

(Dollars in thousands)	2023	% Sales	2022	% Sales	2021	% Sales
Operating income	$225,213	16.9%	$193,012	14.8%	$167,127	14.6%
Other income (expense):
Investment and other income	4,022	0.3%	244	0.0%	4,333	0.4%
Interest expense	(3,539)	(0.3)%	(1,276)	(0.1)%	(437)	(0.0)%
Income before income taxes and losses of unconsolidated affiliate	225,696	16.9%	191,980	14.7%	171,023	14.9%
Income tax expense	50,839	3.8%	42,001	3.2%	35,610	3.1%
Income before losses of unconsolidated affiliate	174,857	13.1%	149,979	11.5%	135,413	11.8%
Equity in losses of unconsolidated affiliate	—	—%	—	—%	(5,754)	(0.5)%
Net income	$174,857	13.1%	$149,979	11.5%	$129,659	11.3%
Fiscal 2023 Compared to Fiscal 2022
Investment and other income was $4.0 million in fiscal 2023 compared to $0.2 million in fiscal 2022. The increase in investment and other income in fiscal 2023 was primarily due to an increase in the market value of securities held in deferred compensation plans and an increase in interest income.
Interest expense increased to $3.5 million in fiscal 2023 compared to $1.3 million in fiscal 2022. The increase in interest expense in fiscal 2023 was primarily due to an increase in benchmark interest rates compared to fiscal 2022.
The Company's income tax rate was 22.5% in fiscal 2023. Refer to Note 11, "Income Taxes" for additional information on the Company's income tax rates.
Fiscal 2022 Compared to Fiscal 2021
Investment and other income was $0.2 million in fiscal 2022 compared to $4.3 million in fiscal 2021. The decrease in investment and other income in fiscal 2022 was primarily due to a decrease in the market value of securities held in deferred compensation plans.
Interest expense increased to $1.3 million in fiscal 2022 compared to $0.4 million in fiscal 2021. The increase in interest expense in fiscal 2022 was due to increased borrowing on our credit agreement and an increase in interest rates compared to fiscal 2021.
The Company's income tax rate was 21.9% in fiscal 2022. Refer to Note 11, "Income Taxes" for additional information on the Company's income tax rates.

Equity in losses of unconsolidated affiliate represented the Company's 23% equity interest in React Mobile, Inc. ("React Mobile"), an employee safety software and hardware company based in the United States. During fiscal 2021, React Mobile's financial position deteriorated due to a decline in the hospitality industry from the COVID-19 pandemic, which represents its entire customer base, and increased competitive pressures from new entrants in the marketplace. As a result, management performed an analysis to determine whether the loss in value of the investment was other than temporary and recognized an other-than-temporary impairment charge of $5.0 million. The Company's equity interest in React Mobile's losses was $0.8 million in fiscal 2021.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, equity in losses of unconsolidated affiliate, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the years ended July 31:

	2023	2022	2021
SALES GROWTH INFORMATION
Americas & Asia
Organic	4.4%	10.3%	1.9%
Currency	(0.9)%	(0.1)%	0.6%
Divestiture	(0.3)%	—%	—%
Acquisition	—%	6.9%	0.8%
Total	3.2%	17.1%	3.3%
Europe & Australia
Organic	7.6%	7.9%	1.1%
Currency	(7.1)%	(7.0)%	8.1%
Acquisition	—%	6.9%	1.6%
Total	0.5%	7.8%	10.8%
Total Company
Organic	5.5%	9.4%	1.6%
Currency	(3.0)%	(2.6)%	3.2%
Divestiture	(0.2)%	—%	—%
Acquisition	—%	6.9%	1.1%
Total	2.3%	13.7%	5.9%
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	20.3%	18.3%	18.6%
Europe & Australia	14.8%	14.3%	13.5%
Total	18.5%	16.9%	16.8%
Fiscal 2023 Compared to Fiscal 2022
Americas & Asia
Americas & Asia net sales increased 3.2% to $888.9 million in fiscal 2023 compared to $861.1 million in fiscal 2022. The net sales increase consisted of organic sales growth of 4.4% and decreases from foreign currency translation of 0.9% and the sale of the PremiSys business of 0.3%.
Organic sales in the Americas increased in the mid-single digits in fiscal 2023. The increase in organic sales was primarily due to organic sales growth in IDS products with strongest growth in the safety and facility identification, healthcare identification and wire identification product lines, which was partially offset by an organic sales decline in the product identification product line. Organic growth in IDS products was partially offset by a mid-single digit decline in WPS products.
Organic sales in Asia declined in the low-single digits in fiscal 2023. The organic sales decline was primarily driven by decreased volume in China and Malaysia, which was partially offset by increased volume in India and Japan. The organic sales decline in China was due to the spread of COVID-19 primarily during the second quarter of fiscal 2023.

Segment profit increased 14.7% to $180.5 million in fiscal 2023 from $157.3 million in fiscal 2022. As a percent of net sales, segment profit increased to 20.3% in fiscal 2023 from 18.3% in fiscal 2022. The increase in segment profit was primarily due increased sales volumes in the Americas, reductions in freight costs, as well as ongoing efforts to streamline processes to drive operational efficiencies, which were partially offset by an increase in material costs due to inflationary pressures.
Europe & Australia
Europe & Australia sales increased 0.5% to $443.0 million in fiscal 2023 compared to $441.0 million in fiscal 2022. The net sales increase consisted of organic sales growth of 7.6% and a decrease from foreign currency translation of 7.1%.
Organic sales in Europe increased in the mid-single digits in fiscal 2023 which was driven by mid-single digit growth in both IDS and WPS products. Organic growth was strongest in the safety and facility identification and product identification product lines, followed by the wire identification product line. The increase in organic sales in Europe was primarily driven by a mid-single digit increase in Western Europe, partially offset by a single-digit decline in the Nordic region. Organic sales growth was approximately 21% across Eastern Europe, the Middle East and Africa. Organic sales in WPS products was driven by digital sales growth of nearly 13% from improvement in digital capabilities.
Organic sales in Australia increased in the low-teens in fiscal 2023. Organic sales growth was driven by volume in the safety and facility identification product line. Price increases implemented in the second half of fiscal 2022 and the first quarter of fiscal 2023 represented the remainder of the organic sales growth.
Segment profit increased 4.3% to $65.7 million in fiscal 2023 compared to $63.1 million in fiscal 2022. As a percentage of net sales, segment profit increased to 14.8% in fiscal 2023 compared to 14.3% in fiscal 2022. The increase in segment profit was primarily due to actions taken during fiscal 2022 to reduce the cost structure as well as pricing actions implemented throughout fiscal 2023.
Fiscal 2022 Compared to Fiscal 2021
Americas & Asia
Americas & Asia net sales increased 17.1% to $861.1 million in fiscal 2022 compared to $735.6 million in fiscal 2021. The net sales increase consisted of organic sales growth of 10.3%, growth from acquisitions of 6.9% and a decrease from foreign currency translation of 0.1%.
Organic sales in the Americas increased approximately 10% in fiscal 2022. The increase in organic sales was primarily due to organic sales growth in IDS products of nearly 12%. Organic sales grew in all major product lines with the strongest growth in the wire identification and safety and facility identification product lines, which was partially offset by a low-single digit sales decline in WPS products.
Organic sales in Asia increased nearly 12% in fiscal 2022. Sales growth was broad-based with a high-single digit increase in China and organic sales growth of approximately 15% within all other countries in the region.
Segment profit increased 15.1% to $157.3 million in fiscal 2022 compared to $136.6 million in fiscal 2021. The increase in segment profit was primarily due to organic sales growth in fiscal 2022 and positive earnings from acquisitions completed in the fourth quarter of fiscal 2021. As a percent of net sales, segment profit decreased to 18.3% in fiscal 2022 compared to 18.6% in fiscal 2021. The decrease in segment profit as a percentage of net sales was primarily due to gross margin compression resulting from an increase in the cost of materials, labor and freight, as well as incremental amortization expense of $5.4 million in fiscal 2022, which was partially offset by pricing actions.
Europe & Australia
Europe & Australia net sales increased 7.8% to $441.0 million in fiscal 2022 compared to $409.1 million in fiscal 2021. The net sales increase consisted of organic sales growth of 7.9%, growth from acquisitions of 6.9% and a decrease from foreign currency translation of 7.0%.
Organic sales in Europe increased in the high-single digits in fiscal 2022. The increase in organic sales was primarily due to organic sales growth in IDS products of approximately 15%. Organic sales grew in all major IDS product lines with the strongest growth in the product identification product line, followed by the safety and facility identification and wire identification product lines. WPS product organic sales increased slightly during the year with mid-single digit growth from the digital channel, while sales from all other channels were essentially flat.

Organic sales in Australia increased slightly in fiscal 2022. Digital sales increased in the low-single digits, and sales from all other channels were essentially flat.
Segment profit increased 13.9% to $63.1 million in fiscal 2022 compared to $55.4 million in fiscal 2021. As a percentage of net sales, segment profit increased to 14.3% in fiscal 2022 compared to 13.5% in fiscal 2021. The increase in segment profit was primarily due to organic sales growth, positive earnings from acquisitions completed in the fourth quarter of fiscal 2021, and actions taken to reduce the cost structure, including certain forms of advertising spend, which was partially offset by incremental amortization expense of $2.5 million in fiscal 2022.
Financial Condition
Liquidity & Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2023, approximately 98% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $151.5 million at July 31, 2023, an increase of $37.5 million from July 31, 2022. The following summarizes the cash flow statement for the years ended July 31:

(Dollars in thousands)	2023	2022	2021
Net cash flow provided by (used in):
Operating activities	$209,149	$118,449	$205,665
Investing activities	(11,214)	(43,071)	(268,592)
Financing activities	(163,568)	(102,089)	(12,324)
Effect of exchange rate changes on cash	3,096	(6,555)	4,943
Net increase (decrease) in cash and cash equivalents	$37,463	$(33,266)	$(70,308)
Fiscal 2023 Compared to Fiscal 2022
Net cash provided by operating activities was $209.1 million during fiscal 2023 compared to $118.4 million in fiscal 2022. The increase in cash provided by operating activities was primarily due to improved profitability and reduced inventory purchases compared to elevated inventory purchases in the prior year to reduce the risk of supply chain disruption.
Net cash used in investing activities was $11.2 million during fiscal 2023, which consisted of capital expenditures of $19.2 million partially offset by proceeds of $8.0 million received from the sale of the PremiSys business. Net cash used in investing activities was $43.1 million in fiscal 2022, which was elevated due to the purchase of two facilities that were previously leased.
Net cash used in financing activities was $163.6 million during fiscal 2023 compared to $102.1 million in fiscal 2022. The increase in cash used in financing activities was primarily due to $102.3 million of net repayment activity on the credit agreement in fiscal 2023 compared to fiscal 2022, which was due to the increase in net cash provided by operating activities in fiscal 2023. This increase was partially offset by a decrease in share repurchases of $34.2 million in fiscal 2023 compared to fiscal 2022.
Fiscal 2022 Compared to Fiscal 2021
Net cash provided by operating activities was $118.4 million during fiscal 2022 compared to $205.7 million in fiscal 2021. The decrease was primarily due to cash outflows for inventory purchases in order to reduce the risk of supply chain disruption. In addition, annual incentive compensation payments were higher in fiscal 2022 than they were in fiscal 2021.
Net cash used in investing activities was $43.1 million during fiscal 2022 compared to $268.6 million in fiscal 2021. The decrease in cash used in investing activities was primarily due to the acquisitions of Code, Magicard and Nordic ID which were closed during the fourth quarter of fiscal 2021.

Net cash used in financing activities was $102.1 million during fiscal 2022 compared to $12.3 million in fiscal 2021. The increase in cash used in financing activities was primarily due to an increase in share repurchases of $105.6 million, which was partially offset by a $19.0 million increase in net borrowings on the credit agreement in fiscal 2022 compared to fiscal 2021.
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
While the Company has support for the positions it takes on tax returns, taxing authorities may assert different interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax laws including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The liability for unrecognized tax benefits, excluding interest and penalties, was $20.9 million and $20.6 million as of July 31, 2023 and 2022, respectively. If recognized, $17.8 million of unrecognized tax benefits would reduce the Company's income tax rate as of both July 31, 2023 and 2022. Accrued interest and penalties related to unrecognized tax benefits were $5.3 million and $4.8 million as of July 31, 2023 and 2022, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the Consolidated Statements of Income. The Company believes it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $2.6 million in the next 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized as an income tax benefit in the Consolidated Statements of Income.
The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments regarding: (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income or loss, and (iii) the impact of tax planning strategies. The Company recognized valuation allowances for its deferred tax assets of $52.8 million and $47.3 million as of July 31, 2023 and 2022, respectively, which were primarily related to foreign tax credit carryforwards and net operating loss carryforwards in its various tax jurisdictions.
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
The Company has identified seven reporting units within its two reportable segments, Americas & Asia and Europe & Australia, with the following goodwill balances as of July 31, 2023: North America, $438.0 million; Europe, $151.2 million; and Latin America, $3.4 million. The other four identified reporting units each have a goodwill balance of zero. The Company believes that the discounted cash flow model and the market approach provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company's current and long-range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, fluctuations in gross profit margins and SG&A expense as a percentage of sales, capital expenditures, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.
The Company completes its annual goodwill impairment analysis on May 1 of each fiscal year and evaluates its reporting units for potential triggering events on a quarterly basis in accordance with ASC 350, "Intangibles - Goodwill and Other." In addition to the metrics listed above, the Company considers multiple internal and external factors when evaluating its reporting units for potential impairment, including (i) U.S. GDP growth, (ii) industry and market factors such as competition and changes in the market for the reporting unit's products, (iii) new product development, (iv) competing technologies, (v) overall financial performance such as cash flows, actual and planned revenue and profitability, and (vi) changes in the strategy of the reporting unit. In the event the fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value. If necessary, the Company may consult valuation specialists to assist with the assessment of the estimated fair value of the reporting unit.
The Company considers a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. The annual impairment testing performed on May 1, 2023, in accordance with ASC 350, “Intangibles - Goodwill and Other” indicated that each of the reporting units had a fair value substantially in excess of its carrying value.

Other Indefinite-Lived Intangible Assets
Other indefinite-lived intangible assets, which consists of tradenames, are tested for impairment in accordance with the Company's policy outlined above using the income approach. Fair value is estimated using the income approach based upon current sales projections applying the relief from royalty method. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As a result of the analysis performed on May 1, 2023, all indefinite-lived tradenames had fair value in excess of carrying value.
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
The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. As of July 31, 2023, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $39.7 million. The Company uses Euro-denominated debt of €24.0 million and British Pound-denominated debt of £8.0 million designated as hedge instruments to hedge portions of the Company’s net investment in its Euro-denominated and British Pound-denominated businesses. The Company's multi-currency revolving credit agreement allows it to borrow up to $200 million in currencies other than U.S. dollars. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company's exposure to the associated currency.
The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a significant portion of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates in effect during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. Currency exchange rates decreased fiscal 2023 net sales by 3.0% compared to fiscal 2022 as the U.S. dollar appreciated, on average, against other major currencies throughout the year.
Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ equity. The Company’s currency translation adjustments recorded during the years ended July 31, 2023, 2022, and 2021, as a separate component of stockholders’ equity, were favorable by $16.0 million, unfavorable by $53.4 million, and favorable by $10.3 million, respectively. As of July 31, 2023 and 2022, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $207.6 million and $193.6 million, respectively. The potential decrease in net current assets as of July 31, 2023, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $20.8 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2023, the Company had no interest rate derivatives and no fixed rate debt outstanding.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brady Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Taxes — Valuation Allowances — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), taxable income in prior carryback year(s) if permitted under the tax law, and tax planning strategies. The Company’s valuation allowance for deferred tax assets was $52.8 million as of July 31, 2023.

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
•We evaluated management’s ability to accurately estimate future sources of taxable income by comparing actual results to management’s historical estimates. Further, we evaluated the reasonableness of management’s estimates of future sources of taxable income by comparing the estimates to historical sources of taxable income or losses and evaluating whether there have been any changes that would affect management's estimates of future sources of taxable income.
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
September 5, 2023
We have served as the Company's auditor at least since 1981; however, an earlier year cannot be reliably determined.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2023 and 2022
(Dollars in thousands)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$151,532	$114,069
Accounts receivable, net of allowance for credit losses of $8,467 and $7,355, respectively	184,420	183,233
Inventories	177,078	190,023
Prepaid expenses and other current assets	11,790	10,743
Total current assets	524,820	498,068
Property, plant and equipment—net	142,149	139,511
Goodwill	592,646	586,832
Other intangible assets	62,096	74,028
Deferred income taxes	15,716	15,881
Operating lease assets	29,688	31,293
Other assets	22,142	21,719
Total	$1,389,257	$1,367,332
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,855	$81,116
Accrued compensation and benefits	71,470	76,764
Taxes, other than income taxes	13,575	12,539
Accrued income taxes	12,582	8,294
Current operating lease liabilities	14,726	15,003
Other current liabilities	65,828	61,458
Total current liabilities	258,036	255,174
Long-term debt	49,716	95,000
Long-term operating lease liabilities	16,217	19,143
Other liabilities	74,369	86,717
Total liabilities	398,338	456,034
Stockholders’ equity:
Class A nonvoting common stock — Issued 51,261,487 shares, and outstanding 45,008,724 and 46,370,708 shares, respectively (aggregate liquidation preference of $42,716)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	351,771	345,266
Retained earnings	1,021,870	892,417
Treasury stock — 6,252,763 and 4,890,779 shares, respectively, of Class A nonvoting common stock, at cost	(290,209)	(217,856)
Accumulated other comprehensive loss	(93,061)	(109,077)
Total stockholders’ equity	990,919	911,298
Total	$1,389,257	$1,367,332

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2023, 2022 and 2021
(Dollars in thousands, except per share amounts)

	2023	2022	2021
Net sales	$1,331,863	$1,302,062	$1,144,698
Cost of goods sold	674,588	670,510	583,252
Gross margin	657,275	631,552	561,446
Operating expenses:
Research and development	61,365	58,548	44,551
Selling, general and administrative	370,697	379,992	349,768
Total operating expenses	432,062	438,540	394,319
Operating income	225,213	193,012	167,127
Other income (expense):
Investment and other income	4,022	244	4,333
Interest expense	(3,539)	(1,276)	(437)
Income before income taxes and losses of unconsolidated affiliate	225,696	191,980	171,023
Income tax expense	50,839	42,001	35,610
Income before losses of unconsolidated affiliate	174,857	149,979	135,413
Equity in losses of unconsolidated affiliate	—	—	(5,754)
Net income	$174,857	$149,979	$129,659
Net income per Class A Nonvoting Common Share:
Basic	$3.53	$2.92	$2.49
Diluted	$3.51	$2.90	$2.47
Net income per Class B Voting Common Share:
Basic	$3.51	$2.91	$2.48
Diluted	$3.49	$2.89	$2.46
Weighted average common shares outstanding:
Basic	49,591	51,321	52,039
Diluted	49,869	51,651	52,409

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended July 31, 2023, 2022 and 2021
(Dollars in thousands)

	2023	2022	2021
Net income	$174,857	$149,979	$129,659
Other comprehensive income (loss):
Foreign currency translation adjustments	16,009	(53,402)	10,266

Cash flow hedges:
Net gain recognized in other comprehensive income (loss)	2,680	1,282	1,451
Reclassification adjustment for gains included in net income	(2,140)	(909)	(399)
	540	373	1,052
Pension and other post-retirement benefits:
Net (loss) gain recognized in other comprehensive income (loss)	(465)	424	—
Net actuarial gain amortization	(417)	(1,043)	(388)
	(882)	(619)	(388)

Other comprehensive income (loss), before tax	15,667	(53,648)	10,930
Income tax benefit (expense) related to items of other comprehensive income (loss)	349	524	(406)
Other comprehensive income (loss), net of tax	16,016	(53,124)	10,524
Comprehensive income	$190,873	$96,855	$140,183

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2023, 2022 and 2021
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
Balances at July 31, 2020	$548	$331,762	$704,456	$(107,216)	$(66,477)
Net income	—	—	129,659	—	—
Other comprehensive income, net of tax	—	—	—	—	10,524
Issuance of shares of Class A Common Stock under stock plan	—	(2,767)	—	1,748	—
Tax benefit and withholdings from deferred compensation distributions	—	32	—	—	—
Stock-based compensation expense (Note 7)	—	10,098	—	—	—
Repurchase of shares of Class A Common Stock	—	—	—	(3,593)	—
Cash dividends on Common Stock:
Class A — $0.88 per share	—	—	(42,690)	—	—
Class B — $0.86 per share	—	—	(3,056)	—	—
Balances at July 31, 2021	$548	$339,125	$788,369	$(109,061)	$(55,953)
Net income	—	—	149,979	—	—
Other comprehensive loss, net of tax	—	—	—	—	(53,124)
Issuance of shares of Class A Common Stock under stock plan	—	(4,478)	—	434	—
Tax benefit and withholdings from deferred compensation distributions	—	115	—	—	—
Stock-based compensation expense (Note 7)	—	10,504	—	—	—
Repurchase of shares of Class A Common Stock	—	—	—	(109,229)	—
Cash dividends on Common Stock:
Class A — $0.90 per share	—	—	(42,805)	—	—
Class B — $0.88 per share	—	—	(3,126)	—	—
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)
Net income	—	—	174,857	—	—
Other comprehensive income, net of tax	—	—	—	—	16,016
Issuance of shares of Class A Common Stock under stock plan	—	(1,069)	—	3,119	—
Tax benefit and withholdings from deferred compensation distributions	—	66	—	—	—
Stock-based compensation expense (Note 7)	—	7,508	—	—	—
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(75,472)	—
Cash dividends on Common Stock:
Class A — $0.92 per share	—	—	(42,207)	—	—
Class B — $0.90 per share	—	—	(3,197)	—	—
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2023, 2022 and 2021
(Dollars in thousands)

	2023	2022	2021
Operating activities:
Net income	$174,857	$149,979	$129,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,370	34,182	25,483
Stock-based compensation expense	7,508	10,504	10,098
Gain on sale of business	(3,770)	—	—
Deferred income taxes	(12,472)	(1,645)	(8,965)
Equity in losses of unconsolidated affiliate	—	—	5,754
Other	(308)	1,197	(831)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	2,380	(25,330)	(12,614)
Inventories	14,972	(62,907)	7,298
Prepaid expenses and other assets	(1,023)	807	(4,498)
Accounts payable and accrued liabilities	(9,459)	6,826	58,283
Income taxes	4,094	4,836	(4,002)
Net cash provided by operating activities	209,149	118,449	205,665
Investing activities:
Purchases of property, plant and equipment	(19,226)	(43,138)	(27,189)
Sale of business	8,000	—	—
Acquisition of businesses, net of cash acquired	—	—	(243,983)
Other	12	67	2,580
Net cash used in investing activities	(11,214)	(43,071)	(268,592)
Financing activities:
Payment of dividends	(45,404)	(45,931)	(45,746)
Proceeds from exercise of stock options	4,091	1,082	1,765
Payments for employee taxes withheld from stock-based awards	(2,041)	(5,127)	(2,783)
Purchase of treasury stock	(74,996)	(109,229)	(3,593)
Proceeds from borrowing on credit facilities	127,660	243,716	101,957
Repayment of borrowing on credit facilities	(172,944)	(186,716)	(63,957)
Other	66	116	33
Net cash used in financing activities	(163,568)	(102,089)	(12,324)
Effect of exchange rate changes on cash and cash equivalents	3,096	(6,555)	4,943
Net increase (decrease) in cash and cash equivalents	37,463	(33,266)	(70,308)
Cash and cash equivalents, beginning of period	114,069	147,335	217,643
Cash and cash equivalents, end of period	$151,532	$114,069	$147,335

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,408	$1,082	$373
Income taxes	58,829	33,834	46,852

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2023, 2022 and 2021
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
Accounts Receivable — The Company's policy for estimating the allowance for credit losses on accounts receivables considers several factors including historical loss experience, the age of delinquent receivable balances due, and economic conditions. Specific customer reserves are made during review of significant outstanding balances due, in which customer creditworthiness and current economic trends may indicate that it is probable the receivable will not be recovered. Accounts receivable are written off after collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in SG&A expense.
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
Inventories — Inventories are stated at the lower of cost or net realizable value and include material, labor, and overhead. Cost has been determined using the last-in, first-out (“LIFO”) method for certain inventories in the U.S. (9.6% of total inventories at July 31, 2023, and 13.3% of total inventories at July 31, 2022) and the first-in, first-out (“FIFO”) or average cost methods for all other inventories. Had all inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $11,312 and $9,900 as of July 31, 2023 and 2022, respectively.

Inventories consist of the following as of July 31:

	2023	2022
Finished products	$103,350	$112,323
Work-in-process	26,884	29,272
Raw materials and supplies	46,844	48,428
Total inventories	$177,078	$190,023
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
Property, plant and equipment consist of the following as of July 31:

	Range of Useful Lives	2023	2022
Land		$12,273	$11,916
Buildings and improvements	10 to 33 Years	130,004	123,619
Machinery and equipment	3 to 10 Years	282,870	268,527
Construction in progress		9,682	7,825
Property, plant and equipment—gross		434,829	411,887
Accumulated depreciation		(292,680)	(272,376)
Property, plant and equipment—net		$142,149	$139,511
Depreciation expense was $20,631, $19,216, and $18,406 for the years ended July 31, 2023, 2022 and 2021, respectively.
Goodwill — The Company evaluates the carrying amount of goodwill annually or more frequently if events or changes in circumstances have occurred that indicate the goodwill might be impaired. The Company completes impairment reviews for its reporting units using a fair-value method based on management's judgments and assumptions. When performing its annual impairment assessment, the Company evaluates the recoverability of goodwill assigned to each of its reporting units by comparing the estimated fair value of the respective reporting unit to the carrying value, including goodwill. The Company estimates fair value utilizing the income approach and the market approach. The income approach requires management to make a number of assumptions and estimates for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the respective reporting unit. The market approach estimates fair value using performance multiples of comparable publicly-traded companies. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, an impairment loss, if any, is recognized for the difference between the implied fair value and the carrying value of the reporting unit's goodwill. The annual impairment testing performed on May 1, 2023, indicated that all reporting units with goodwill had a fair value substantially in excess of its carrying value. No goodwill impairment charges were recognized during the year ended July 31, 2023.
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

In fiscal 2023, long-lived and other intangible assets were analyzed for potential impairment. As a result of the analysis, no impairment charges were recorded.
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
As of July 31, 2023, all leases are accounted for as operating leases, with lease expense being recognized on a straight-line basis over the lease term. Operating leases are reflected in “Operating lease assets,” “Current operating lease liabilities,” and “Long-term operating lease liabilities” in the accompanying Consolidated Balance Sheets. Operating lease expense is recognized in either cost of goods sold or selling, general, and administrative expenses in the Consolidated Statements of Income, based on the nature of the lease. ROU assets are evaluated for impairment in the same manner as long-lived assets. No impairment charges were recognized related to operating lease assets during the year ended July 31, 2023.
Revenue Recognition — The majority of the Company’s revenue relates to the sale of identification solutions and workplace safety products to customers. The Company accounts for revenue in accordance with ASC Topic 606 "Revenue from Contracts with Customers." Revenue is recognized when control of the product or service transfers to the customer in an amount that represents the consideration expected to be received in exchange for those products and services. The Company considers control to have transferred when legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the collection of the transaction price is reasonably assured, most of which occur upon shipment or delivery of goods to customers. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated customer returns and credit memos. The Company records an allowance for estimated product returns and credit memos using the expected value method based on historical experience, which is recognized as a deduction from net sales at the time of sale. As of July 31, 2023 and 2022, the Company had a reserve for estimated product returns and credit memos of $4,801 and $4,415, respectively.
Sales Incentives — The Company accounts for cash consideration (such as sales incentives, rebates, and cash discounts) given to its customers or resellers as a reduction of revenue. Sales incentives for the years ended July 31, 2023, 2022, and 2021 were $53,867, $50,265, and $38,876, respectively.
Shipping and Handling Costs — Shipping and handling fees billed to a customer in a sale transaction are reported as net sales and the related costs incurred for shipping and handling are reported in cost of goods sold.
Advertising Costs — Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 2023, 2022, and 2021 was $53,591, $55,568, and $54,370, respectively.
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
Other Comprehensive Income — Other comprehensive income consists of net unrealized gains and losses from cash flow hedges, the unamortized gain on defined-benefit pension plans net of their related tax effects, and foreign currency translation adjustments, which includes the impact of foreign currency translations, the settlements of net investment hedges, and long-term intercompany loan translation adjustments.
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
New Accounting Standards
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers” as if the acquirer had originated the contracts. The guidance is applied prospectively to acquisitions occurring on or after the effective date. The Company early adopted ASU No. 2021-08 during the quarter ended October 31, 2022. The adoption of the new standard will only have an impact on the Company's consolidated financial statements in the event of future acquisitions.

2. Goodwill
Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2023 and 2022, were as follows:

	IDS	WPS	Americas & Asia	Europe & Australia	Total
Balance as of July 31, 2021	$578,935	$35,202	$—	$—	$614,137
Working capital adjustment	(693)	—	—	—	(693)
Translation adjustments	(22,091)	(4,521)	—	—	(26,612)
Balance as of July 31, 2022	$556,151	$30,681	$—	$—	$586,832
Translation adjustments	3,319	625	1,079	2,745	7,768
Reallocation due to change in segments	(559,470)	(31,306)	442,290	148,486	—
Divestiture of business	—	—	(1,954)	—	(1,954)
Balance as of July 31, 2023	$—	$—	$441,415	$151,231	$592,646
Effective February 1, 2023, the Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. Prior to February 1, 2023, the Company was organized and managed on a global basis within two business platforms: IDS and WPS. As a result, goodwill was allocated to the new reportable segments in accordance with ASC 350, "Intangibles - Goodwill and Other." Refer to Note 10, "Segment Information," and Management's Discussion and Analysis for additional information regarding the Company's segment change.
Goodwill increased $5,814 during the year ended July 31, 2023 mainly due to the positive effects of foreign currency translation, which was partially offset by a reduction due to the sale of our PremiSys business within the Americas & Asia segment.
Goodwill declined $27,305 during the year ended July 31, 2022 mainly due to the negative effects of foreign currency translation. In addition, the final working capital adjustment from the acquisition of Code decreased the goodwill balance by $693.
The annual impairment testing performed on May 1, 2023, in accordance with ASC 350, “Intangibles - Goodwill and Other” indicated that all of the reporting units with goodwill (North America, Europe and Latin America) had a fair value substantially in excess of its carrying value.

3. Other Intangible Assets
Other intangible assets include customer relationships, tradenames, and technology with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived tradenames that are classified as other intangible assets.
Other intangible assets as of July 31, 2023 and 2022 consisted of the following:

	July 31, 2023				July 31, 2022
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$1,114	$(947)	$167	3	$1,749	$(1,014)	$735
Customer relationships	9	64,513	(15,947)	48,566	9	105,404	(48,428)	56,976
Technology	5	9,313	(4,235)	5,078	5	9,136	(2,241)	6,895
Unamortized other intangible assets:
Tradenames	N/A	8,285	—	8,285	N/A	9,422	—	9,422
Total		$83,225	$(21,129)	$62,096		$125,711	$(51,683)	$74,028
The decrease in the gross carrying amount of amortized other intangible assets as of July 31, 2023 compared to July 31, 2022 was primarily due to the removal of a fully amortized customer relationship intangible asset as the period of economic benefit related to this asset had lapsed.

Amortization expense on intangible assets during the years ended July 31, 2023, 2022, and 2021 was $11,739, $14,966, and $7,077, respectively. Amortization expense over each of the next five fiscal years is projected to be $9,481, $9,156, $8,279, $7,769, and $7,360 for the fiscal years ending July 31, 2024, 2025, 2026, 2027, and 2028, respectively.

4. Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of July 31, 2023 and 2022, the Company did not have any finance leases.
Short-term lease expense, variable lease expenses, and sublease income were immaterial to the Consolidated Statements of Income for the year ended July 31, 2023.
The following table summarizes lease expense recognized during the years ended July 31, 2023, 2022 and 2021:

	Consolidated Statements of Income Location	July 31, 2023	July 31, 2022	July 31, 2021
Operating lease cost	Cost of goods sold	$6,589	$7,893	$8,268
Operating lease cost	Selling, general, and administrative expenses	9,424	9,822	8,625
The following table summarizes the maturity of the Company's lease liabilities as of July 31, 2023:

Years ending July 31,	Operating Leases
2024	$15,696
2025	10,503
2026	4,627
2027	885
2028	211
Thereafter	789
Total lease payments	$32,711
Less: interest	(1,768)
Present value of lease liabilities	$30,943
The weighted average remaining lease terms and discount rates for the Company's operating leases as of July 31, 2023 and 2022 were as follows:

	July 31, 2023	July 31, 2022
Weighted average remaining lease term (in years)	2.6	2.7
Weighted average discount rate	4.3%	3.9%
Supplemental cash flow information related to the Company's operating leases during the years ended July 31, 2023 and 2022 were as follows:

	2023	2022
Operating cash outflows from operating leases	$17,739	$19,005
Operating lease assets obtained in exchange for new operating lease liabilities (1)	12,583	7,607
(1) Includes new leases and remeasurements or modifications of existing leases.
The Company evaluates right-of-use assets for impairment in the same manner as long-lived assets. No impairment charges were recorded during the years ended July 31, 2023, 2022 or 2021.

5. Employee Benefit Plans
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) who retired prior to January 1, 2016, as outlined by the Plan. The Plan is unfunded, and the liability, unrecognized gain, and associated income statement impact are immaterial. The current portion and non-current portion of the liabilities for postretirement medical benefits are included in “Other current liabilities” and “Other liabilities," respectively, on the accompanying Consolidated Balance Sheets as of July 31, 2023 and 2022. The unrecognized gain is reported as a component of AOCI.
The Company also has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan which allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or in other investment funds. Neither plan allows funds to be transferred between the Company's Class A Nonvoting Common Stock and the other investment funds. The Company has an additional non-qualified deferred compensation plan, the Brady Restoration Plan, which allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for executives' income exceeding the IRS limits for participation in a qualified 401(k) plan. Deferred compensation of $18,288 and $18,043 was included in "Other liabilities" in the accompanying Consolidated Balance Sheets as of July 31, 2023 and 2022, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plan, based on income of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $3,717 and $3,644 were included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of July 31, 2023 and 2022, respectively. The amounts charged to expense for these retirement and profit sharing plans were $15,089, $15,063, and $13,246 during the years ended July 31, 2023, 2022 and 2021, respectively.

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
As of July 31, 2023, the outstanding balance on the credit agreement was $49.7 million. The maximum amount outstanding on the credit agreement during the year ended July 31, 2023 was $103.0 million. As of July 31, 2023, there was $248.3 million available for future borrowing, which can be increased to $1,068.3 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings are classified as long-term on the Consolidated Balance Sheets.
The Company’s credit agreement requires it to maintain certain financial covenants, including a ratio of debt to trailing twelve months EBITDA, as defined in the agreement, of not more than a 3.5 to 1.0 ratio (leverage ratio) and trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage ratio). As of July 31, 2023, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.18 to 1.0 and the interest expense coverage ratio equal to 76.2 to 1.0.
As of July 31, 2023 and 2022, borrowings on the credit agreement were as follows:

	July 31, 2023		July 31, 2022
	Amount Outstanding (thousands)	Weighted Average Interest Rate	Amount Outstanding (thousands)	Weighted Average Interest Rate
USD-denominated borrowing	$13,000	6.3%	$95,000	2.7%
British Pound-denominated borrowing	£8,000	5.8%	£—	—%
Euro-denominated borrowing	€24,000	4.4%	€—	—%
Due to the variable interest rate pricing of the Company's revolving debt, it is determined that the carrying value of the debt equals the fair value of the debt.
The Company had outstanding letters of credit of $1,995 and $1,643 at July 31, 2023 and 2022, respectively.

7. Stockholders' Equity
Information as to the Company’s capital stock as of July 31, 2023 and 2022 was as follows:

	July 31, 2023			July 31, 2022
	Shares Authorized	Shares Issued	Amount (thousands)	Shares Authorized	Shares Issued	Amount (thousands)
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548
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
Upon liquidation, dissolution or winding up of the Company, and after distribution of any amounts due to holders of Preferred Stock, if any, holders of the Class A Common Stock are entitled to receive the sum of $0.8333 per share before any payment or distribution to holders of the Class B Common Stock. Thereafter, holders of the Class B Common Stock are entitled to receive a payment or distribution of $0.8333 per share. Thereafter, holders of the Class A Common Stock and Class B Common Stock share equally in all payments or distributions upon liquidation, dissolution or winding up of the Company.
The preferences in dividends and liquidation rights of the Class A Common Stock over the Class B Common Stock will terminate at any time that the voting rights of Class A Common Stock and Class B Common Stock become equal.

The following is a summary of other activity in stockholders’ equity during the years ended July 31, 2023, 2022, and 2021:

	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2020	$9,339	$(9,339)	$—
Shares at July 31, 2020	292,329	292,329
Sale of shares at cost	$(277)	$277	$—
Purchase of shares at cost	1,472	(1,472)	—
Balances at July 31, 2021	$10,534	$(10,534)	$—
Shares at July 31, 2021	315,916	315,916
Sale of shares at cost	$(721)	$721	$—
Purchase of shares at cost	1,242	(1,242)	—
Balances at July 31, 2022	$11,055	$(11,055)	$—
Shares at July 31, 2022	318,285	318,285
Sale of shares at cost	$(739)	$739	$—
Purchase of shares at cost	1,067	(1,067)	—
Balances at July 31, 2023	$11,383	$(11,383)	$—
Shares at July 31, 2023	318,198	318,198
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
At July 31, 2023, the deferred compensation balance in stockholders’ equity represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plans. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
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
As of July 31, 2023, the Company has reserved 1,744,099 shares of Class A Nonvoting Common Stock for outstanding stock options and RSUs and 2,477,505 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Total stock-based compensation expense recognized during the years ended July 31, 2023, 2022, and 2021, was $7,508, $10,504, and $10,098, respectively. The total income tax benefit recognized in the consolidated statements of income was $1,497, $507 and $555 during the years ended July 31, 2023, 2022, and 2021, respectively.
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

The Company has estimated the fair value of its time-based stock option awards granted during the years ended July 31, 2023, 2022, and 2021, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2023	2022	2021
Expected term (in years)	5.71	6.23	6.21
Expected volatility	29.64%	30.04%	30.71%
Expected dividend yield	2.01%	2.26%	2.49%
Risk-free interest rate	3.66%	1.27%	0.38%
The following is a summary of stock option activity for the year ended July 31, 2023:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2022	1,591,525	$41.57
Granted	158,416	43.82
Exercised	(125,800)	35.60
Forfeited	(77,358)	46.16
Outstanding as of July 31, 2023	1,546,783	$42.05	5.8	$14,787
Exercisable as of July 31, 2023	1,201,223	41.08	5.1	$12,783
The following table summarizes additional stock option information:

	2023	2022	2021
Weighted-average fair value of options granted during the period	$12.14	$11.55	$8.65
Intrinsic value of options exercised during the period (in thousands)	1,822	4,269	1,477
Fair value of options vested during the period (in thousands)	3,384	2,446	2,371
Cash received from the exercise of stock options during the period (in thousands)	4,091	1,082	1,765
Tax benefit on options exercised during the period (in thousands)	455	1,067	369
As of July 31, 2023, total unrecognized compensation cost related to options that are expected to vest was $1,192 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.9 years.
RSUs
RSUs issued under the plan have a grant date fair value equal to the market price of the Company's stock at the date of grant and generally vest ratably over three years, with one-third vesting one year after the grant date and one-third additional in each of the succeeding two years.

The following tables summarize the RSU activity during the year ended July 31, 2023:

RSUs	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of July 31, 2022	173,230	$47.45
Granted	68,624	45.22
Vested	(83,155)	47.25
Forfeited	(24,831)	46.81
Non-vested RSUs as of July 31, 2023	133,868	$46.55
The RSUs granted during the years ended July 31, 2022 and 2021, had a weighted-average grant-date fair value of $48.96 and $40.82, respectively.
The total fair value of time-based RSUs vested during the years ended July 31, 2023, 2022 and 2021, was $3,734, $3,669, and $2,894, respectively.
As of July 31, 2023, total unrecognized compensation cost related to RSUs that are expected to vest was $2,511 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.9 years.
PRSUs
PRSUs are contingent on the achievement of predetermined market and performance targets. The PRSUs granted under the plan vest at the end of a three-year performance period provided the specified market and performance targets are met. For the PRSUs granted during the years ended July 31, 2023 and 2022, the vesting criteria for 50% of the grant is based upon the Company's total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index over a three-year performance period, and the vesting criteria for the remaining 50% of the grant is based upon Company revenue targets. All other previously granted non-vested PRSUs vest based upon the Company's TSR relative to the S&P 600 SmallCap Industrials Index.
The PRSUs granted during the year ended July 31, 2023 had a fair value determined by a third-party valuation utilizing a Monte Carlo simulation for the portion of the grant with a market value condition and the portion of the grant with a performance condition had a fair value determined by the average of the high and low stock price on the date of grant.

Monte Carlo Valuation Assumptions	2023	2022	2021
Expected volatility	34.8%	34.7%	32.6%
Risk-free interest rate	2.8%	0.3%	0.1%
The following tables summarize the PRSU activity during the year ended July 31, 2023:

PRSUs	Shares	Weighted Average Grant Date Fair Value
Non-vested PRSUs as of July 31, 2022	79,134	$66.79
Granted	44,110	55.77
Vested	(18,959)	75.00
Forfeited	(40,837)	64.12
Non-vested PRSUs as of July 31, 2023	63,448	$58.39
The PRSUs granted during the year ended July 31, 2022 and 2021, had a weighted-average grant-date fair value of $61.76 and $60.73, respectively. The total fair value of PRSUs vested during the years ended July 31, 2023, 2022 and 2021, was $889, $4,098, and $3,273, respectively.
As of July 31, 2023, total unrecognized compensation cost related to PRSUs that are expected to vest was $1,236 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.0 years.

8. Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the periods presented:

	Unrealized gain on cash flow hedges	Unamortized gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Ending balance, July 31, 2021	$729	$1,888	$(58,570)	$(55,953)
Other comprehensive income (loss) before reclassification	907	326	(52,897)	(51,664)
Amounts reclassified from accumulated other comprehensive loss	(682)	(778)	—	(1,460)
Ending balance, July 31, 2022	$954	$1,436	$(111,467)	$(109,077)
Other comprehensive income (loss) before reclassification	2,292	(352)	16,009	17,949
Amounts reclassified from accumulated other comprehensive loss	(1,605)	(328)	—	(1,933)
Ending balance, July 31, 2023	$1,641	$756	$(95,458)	$(93,061)
The decrease in accumulated other comprehensive loss as of July 31, 2023 compared to July 31, 2022 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the fiscal year. Of the amounts reclassified from accumulated other comprehensive loss during the years ended July 31, 2023 and 2022, unrealized gains on cash flow hedges were reclassified into "Cost of goods sold" and net unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the Consolidated Statements of Income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive (loss) income:

	Years Ended July 31,
	2023	2022	2021
Income tax benefit (expense) related to items of other comprehensive income (loss):
Cash flow hedges	$147	$(148)	$(123)
Pension and other post-retirement benefits	202	167	95
Other income tax adjustments and currency translation	—	505	(378)
Income tax benefit (expense) related to items of other comprehensive income (loss)	$349	$524	$(406)

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
Payment Terms
While the Company’s standard payment terms are net 30 days, the specific payment terms and conditions in its contracts with customers vary by type and location of the customer. Cash discounts may be offered to certain customers. The Company has payment terms in its contracts with customers of less than one year, and therefore, does not recognize the time value of money or any financing component of such contracts.
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
Contract Balances
The balance of contract liabilities associated with service warranty performance obligations was $2,757 and $2,675 as of July 31, 2023 and 2022, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the accompanying Consolidated Balance Sheets. During the year ended July 31, 2023, the Company recognized revenue of $1,244 that was included in the contract liability balance at the beginning of the period from the amortization of extended service warranties. Of the contract liability balance outstanding at July 31, 2023, the Company expects to recognize 41% by the end of fiscal 2024, an additional 27% by the end of fiscal 2025, and the balance thereafter.
Costs of Obtaining a Contract
The Company expenses incremental direct costs of obtaining a contract (e.g., sales commissions) when incurred because the amortization period is generally twelve months or less. Contract costs are included in "Selling, general and administrative expense" on the Consolidated Statements of Income.

10. Segment Information
Effective February 1, 2023, the Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. Prior to February 1, 2023, the Company was organized and managed on a global basis within three operating segments: Identification Solutions and People Identification (“PDC”), which aggregated into the IDS reportable segment, and Workplace Safety, which was the WPS reportable segment. As such, all segment-related data has been recast to the new reportable segments. The Company evaluates short-term segment performance based on segment profit and customer sales. Gain or loss on sale of businesses, interest expense, investment and other income, income taxes, equity in losses of unconsolidated affiliate, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information as of and for the years ended July 31, 2023, 2022 and 2021:

	2023	2022	2021
Net sales:
Americas & Asia:
Americas	$787,426	$750,391	$635,714
Asia	101,431	110,693	99,868
Total	$888,857	$861,084	$735,582
Europe & Australia:
Europe	387,743	388,618	355,096
Australia	55,263	52,360	54,020
Total	$443,006	$440,978	$409,116
Total Company	$1,331,863	$1,302,062	$1,144,698
Depreciation & amortization:
Americas & Asia	$25,269	$26,950	$20,649
Europe & Australia	7,101	7,232	4,834
Total Company	$32,370	$34,182	$25,483
Segment profit:
Americas & Asia	$180,503	$157,307	$136,635
Europe & Australia	65,742	63,058	55,357
Total Company	$246,245	$220,365	$191,992
Assets:
Americas & Asia	$829,562	$868,922	$829,278
Europe & Australia	408,163	384,341	401,143
Corporate	151,532	114,069	147,335
Total Company	$1,389,257	$1,367,332	$1,377,756
Expenditures for property, plant & equipment:
Americas & Asia	$13,256	$24,051	$20,344
Europe & Australia	5,970	19,087	6,845
Total Company	$19,226	$43,138	$27,189

The following is a reconciliation of segment profit to income before income taxes and losses of unconsolidated affiliate for the years ended July 31, 2023, 2022 and 2021:

	Years Ended July 31,
	2023	2022	2021
Total profit from reportable segments	$246,245	$220,365	$191,992
Unallocated costs:
Administrative costs	(24,802)	(27,353)	(24,865)
Gain on sale of business	3,770	—	—
Investment and other income	4,022	244	4,333
Interest expense	(3,539)	(1,276)	(437)
Income before income taxes and losses of unconsolidated affiliate	$225,696	$191,980	$171,023
The following is a summary of sales by business platform for the years ended July 31, 2023, 2022 and 2021:

	Years Ended July 31,
	2023	2022	2021
IDS	$1,045,891	$1,010,883	$841,508
WPS	285,972	291,179	303,190
Total Company	$1,331,863	$1,302,062	$1,144,698
The following is a summary of sales and long-lived assets by geographic region for the years ended July 31, 2023, 2022 and 2021:

	Revenues* Years Ended July 31,			Long-Lived Assets** As of July 31,
	2023	2022	2021	2023	2022	2021
Geographic information:
United States	$790,596	$764,930	$642,268	$524,258	$543,187	$560,405
Other	610,553	613,433	565,956	302,321	288,477	309,686
Eliminations	(69,286)	(76,301)	(63,526)	—	—	—
Consolidated total	$1,331,863	$1,302,062	$1,144,698	$826,579	$831,664	$870,091

* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets, and operating lease assets.

11. Income Taxes
Income before income taxes and losses of unconsolidated affiliate consists of the following:

	Years Ended July 31,
	2023	2022	2021
United States	$92,053	$92,985	$59,504
Other Nations	133,643	98,995	111,519
Total	$225,696	$191,980	$171,023
The increase in income before income taxes and losses of unconsolidated affiliates in Other Nations to $133,643 in fiscal 2023 from $98,995 in fiscal 2022 was primarily due to intercompany royalty payments to the United States that occurred in fiscal 2022 which reduced Other Nations income before income taxes and losses of unconsolidated affiliate by $32,857.
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

Income tax expense consists of the following:

	Years Ended July 31,
	2023	2022	2021
Current income tax expense:
United States	$26,324	$8,639	$16,322
Other Nations	31,093	31,851	26,141
States (U.S.)	5,894	3,156	2,112
	$63,311	$43,646	$44,575
Deferred income tax (benefit) expense:
United States	$(10,577)	$970	$(2,662)
Other Nations	251	(2,377)	(5,938)
States (U.S.)	(2,146)	(238)	(365)
	$(12,472)	$(1,645)	$(8,965)
Total income tax expense	$50,839	$42,001	$35,610
The tax effects of temporary differences are as follows as of July 31, 2023 and 2022:

	July 31, 2023
	Assets	Liabilities	Total
Inventories	$8,526	$(64)	$8,462
Employee compensation and benefits	8,556	—	8,556
Accounts receivable	2,202	—	2,202
Fixed assets	3,118	(9,238)	(6,120)
Intangible assets	760	(49,267)	(48,507)
Capitalized R&D expenditures	9,986	—	9,986
Deferred and equity-based compensation	9,937	—	9,937
Postretirement benefits	2,683	(100)	2,583
Tax credit and net operating loss carry-forwards	51,387	—	51,387
Valuation allowances	(52,750)	—	(52,750)
Other, net	19,826	(4,798)	15,028
Total	$64,231	$(63,467)	$764

	July 31, 2022
	Assets	Liabilities	Total
Inventories	$8,112	$(54)	$8,058
Employee compensation and benefits	8,146	—	8,146
Accounts receivable	2,105	—	2,105
Fixed assets	3,177	(9,618)	(6,441)
Intangible assets	859	(50,095)	(49,236)
Deferred and equity-based compensation	9,221	—	9,221
Postretirement benefits	2,301	—	2,301
Tax credit and net operating loss carry-forwards	49,006	—	49,006
Valuation allowances	(47,276)	—	(47,276)
Other, net	17,919	(5,226)	12,693
Total	$53,570	$(64,993)	$(11,423)
Tax credit carry-forwards as of July 31, 2023 consist of the following:
•Foreign net operating loss carry-forwards of $95,141, of which $76,902 have no expiration date and the remainder of which expire from fiscal 2024 to fiscal 2040.

•State net operating loss carry-forwards of $22,424, which expire in fiscal 2032.
•Foreign tax credit carry-forwards of $20,153, which expire from fiscal 2024 to fiscal 2033.
•State credit carry-forwards of $13,151, which expire from fiscal 2024 to fiscal 2038.
Rate Reconciliation
A reconciliation of the income tax rate computed by applying the statutory U.S. federal income tax rate to income before income taxes and losses of unconsolidated affiliate to the total income tax expense is as follows:

	Years Ended July 31,
	2023	2022	2021
Tax at statutory rate	21.0%	21.0%	21.0%
International rate differential (1)	1.7%	4.2%	2.3%
Adjustments to tax accruals and reserves	0.2%	(0.1)%	3.3%
Research and development tax credits	(1.3)%	(1.6)%	(1.6)%
Valuation allowance against foreign tax credits and foreign net operating loss carry-forwards	1.2%	(1.2)%	(4.8)%
Deferred tax and other adjustments, net	(0.3)%	(0.4)%	0.6%
Income tax rate	22.5%	21.9%	20.8%
(1)Represents the foreign income tax rate differential when compared to the U.S. statutory income tax rate for the years ended July 31, 2023, 2022, and 2021.
Uncertain Tax Positions
The Company follows the guidance in ASC 740, "Income Taxes" regarding uncertain tax positions. The guidance requires application of a more-likely-than-not threshold to the recognition and de-recognition of income tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance as of July 31, 2020	$13,622
Additions based on tax positions related to the current year	4,664
Additions for tax positions of prior years (1)	3,940
Reductions for tax positions of prior years	(365)
Lapse of statute of limitations	(159)
Cumulative translation adjustments and other	210
Balance as of July 31, 2021	$21,912
Additions based on tax positions related to the current year	3,233
Additions for tax positions of prior years	435
Reductions for tax positions of prior years	(122)
Lapse of statute of limitations	(3,226)
Settlements with tax authorities	(1,129)
Cumulative translation adjustments and other	(539)
Balance as of July 31, 2022	$20,564
Additions based on tax positions related to the current year	2,902
Additions for tax positions of prior years	792
Reductions for tax positions of prior years	(19)
Lapse of statute of limitations	(2,682)
Settlements with tax authorities	(782)
Cumulative translation adjustments and other	124
Balance as of July 31, 2023	$20,899
(1)Includes acquisitions.

Of the $20,899 of unrecognized tax benefits, if recognized, $17,811 would affect the Company's income tax rate. The Company has classified $17,587 and $17,689, excluding interest and penalties, of the reserve for uncertain tax positions in "Other liabilities" on the Consolidated Balance Sheets as of July 31, 2023 and 2022, respectively. The Company has classified $3,312 and $2,875, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the accompanying Consolidated Balance Sheets as of July 31, 2023 and 2022, respectively.
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. The Company recognized interest expense of $700, $701, and $596 on the reserve for uncertain tax positions during the years ended July 31, 2023, 2022, and 2021, respectively. The Company also recognized benefits and (expenses) related to penalties of $281, $82, and ($595) during the years ended July 31, 2023, 2022, and 2021, respectively. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2023 and 2022, the Company had $3,581 and $2,878, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2023 and 2022, the Company had $1,674 and $1,925, respectively, accrued for penalties on unrecognized tax benefits. Interest expense and penalties are recorded as a component of "Income tax expense" in the Consolidated Statements of Income.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $2,608 during the year ending July 31, 2023 as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or the expiration of statute of limitations, all of which, if recognized, would result in an income tax benefit in the Consolidated Statements of Income.
During the year ended July 31, 2023, the Company recognized $3,771 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S., various states, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’20 — F’23

12. Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2023	2022	2021
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$174,857	$149,979	$129,659
Less:
Preferential dividends	(769)	(803)	(807)
Preferential dividends on dilutive stock options	(3)	(8)	(5)
Numerator for basic and diluted income per Class B Voting Common Share	$174,085	$149,168	$128,847
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	49,591	51,321	52,039
Plus: Effect of dilutive equity awards	278	330	370
Denominator for diluted income per share for both Class A and Class B	49,869	51,651	52,409
Net income per Class A Nonvoting Common Share:
Basic	$3.53	$2.92	$2.49
Diluted	$3.51	$2.90	$2.47
Net income per Class B Voting Common Share:
Basic	$3.51	$2.91	$2.48
Diluted	$3.49	$2.89	$2.46

Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of Brady's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 549,031, 497,307, and 511,189 for the years ended July 31, 2023, 2022, and 2021, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2023 and July 31, 2022, according to the valuation techniques the Company used to determine their fair values.

	July 31, 2023	July 31, 2022	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$18,288	$18,037	Level 1
Foreign exchange contracts	492	489	Level 2
Liabilities:
Foreign exchange contracts	$189	$32	Level 2
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the years ended July 31, 2023 and July 31, 2022.
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows as of July 31, 2023 and 2022:

	July 31, 2023	July 31, 2022
Designated as cash flow hedges	$39,661	$25,276
Non-designated hedges	4,803	4,057
Total foreign exchange contracts	$44,464	$29,333
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the accompanying Consolidated Balance Sheets. For these instruments, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. At July 31, 2023 and 2022, unrealized gains of $1,580 and $1,040 have been included in AOCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the consolidated statements of comprehensive income. As of July 31, 2023 and July 31, 2022, the cumulative balance recognized in accumulated other comprehensive income were losses of $1,746 and $0, respectively, on any outstanding foreign currency denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	July 31, 2023	July 31, 2022	July 31, 2021
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$2,680	$1,282	$1,451
Foreign currency denominated debt (net investment hedges)	(1,746)	—	—
Gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	2,140	909	399
Fair values of derivative and hedging instruments in the accompanying Consolidated Balance Sheets were as follows:

	July 31, 2023			July 31, 2022
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$485	$189	$—	$489	$30
Foreign currency denominated debt (net investment hedges)	—	—	36,716	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	7	—	—	—	2
Total derivative instruments	$492	$189	$36,716	$489	$32

15. Acquisitions
The Company did not complete any business acquisitions during the years ended July 31, 2023 and 2022 and completed three business acquisitions during the year ended July 31, 2021. All of these transactions were accounted for using business combination accounting. The results of the operations of the acquired businesses have been included since the date of acquisition in the accompanying consolidated financial statements.
Fiscal 2021
On May 21, 2021, the Company acquired Magicard Holdings Limited (“Magicard”), based in Weymouth, United Kingdom, for $56,694, net of cash received. Magicard is a manufacturer of identification card printers with high-resolution, full-color image capabilities, built-in security features and the ability to encode smart cards. Magicard was initially included in the Company’s IDS segment. As a result of the regional reorganization effective February 1, 2023, Magicard operates within both of our reportable segments.
On May 21, 2021, the Company acquired Nordic ID Oyj (“Nordic ID”), based in Salo, Finland for $9,804 plus the assumption of debt of $4,668. Nordic ID specializes in RFID readers, scanners, and the associated software to power track-and-trace applications in industrial manufacturing. Nordic ID was initially included in the Company’s IDS segment. As a result of the regional reorganization effective February 1, 2023, Nordic ID operates within both of our reportable segments.
On June 16, 2021, the Company acquired The Code Corporation (“Code”), based in Salt Lake City, Utah, for $172,815, net of cash received. Code specializes in high-quality barcode scanners and the associated software to power track and trace applications in a variety of industries. Code was initially included in the Company’s IDS segment. As a result of the regional reorganization effective February 1, 2023, Code operates within both of our reportable segments.
Acquisition-related expenses of $3,164 were recognized in SG&A during the year ended July 31, 2021.

16. Contingencies
In the normal course of business, the Company is subject to a variety of investigations, claims, suits, and other legal proceedings, including but not limited to, intellectual property, employment, unclaimed property, tort, and breach of contract matters. Any legal proceedings are subject to inherent uncertainties, and these matters and their potential effects may change in the future. The Company records a liability for contingencies when a loss is deemed to be probable and the loss can be reasonably estimated. The Company currently believes that the outcomes of such proceedings will not have a material adverse impact on its business, financial position, results of operations or cash flows.
17. Subsequent Events
On September 4, 2023, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.92 to $0.94 per share. A quarterly dividend of $0.235 will be paid on October 31, 2023, to shareholders of record at the close of business on October 10, 2023. This dividend represents an increase of 2.2% and is the 38th consecutive annual increase in dividends.
On August 30, 2023, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. The repurchased shares will be available for use in connection with the Company's stock-based plans and for other corporate purposes.

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
With the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2023, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
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
The Company’s internal control over financial reporting, as of July 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brady Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2023, of the Company and our report dated September 5, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 5, 2023

Item 9B. Other Information
During the three months ended July 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Russell R. Shaller	60	President, CEO and Director
Ann E. Thornton	41	Chief Financial Officer, Chief Accounting Officer and Treasurer
Olivier Bojarski	44	President – Americas & Asia
Bentley N. Curran	61	V.P. - Digital Business and Chief Information Officer
Andrew T. Gorman	43	General Counsel and Secretary
Brett Wilms	49	President – EMEA & Australia
Patrick W. Allender	76	Director
David S. Bem	54	Director
Elizabeth P. Bruno	56	Director
Joanne Collins Smee	66	Director
Nancy L. Gioia	63	Director
Vineet Nargolwala	50	Director
Bradley C. Richardson	65	Director
Michelle E. Williams	62	Director
Russell R. Shaller – Mr. Shaller joined the Company in 2015 and has served on the Company’s Board of Directors and as the Company’s President and CEO since April 2022 after serving as the Company’s Senior Vice President and President - Identification Solutions from 2015 to 2022. From 2008 to 2015, he served as President, Teledyne Microwave Solutions. Before joining Teledyne, Mr. Shaller held a number of positions of increasing responsibility at W.L. Gore & Associates, including Division Leader, Electronic Products Division from 2003 to 2008 and General Manager of Gore Photonics from 2001 to 2003. Prior to joining W.L. Gore in 1993, Mr. Shaller worked in engineering and program management positions at Westinghouse Corporation. In 2023, Mr. Shaller was elected to the Board of Directors of Quaker Houghton (NYSE: KWR). Mr. Shaller holds a bachelor’s degree in electrical engineering from the University of Michigan, a master’s degree in electrical engineering from Johns Hopkins University and a master’s degree in business administration from the University of Delaware.
Ann E. Thornton – Ms. Thornton joined the Company in 2009 and was named Chief Financial Officer and Treasurer in April 2023 after serving as Brady’s Chief Accounting Officer since 2016 and Corporate Controller and Director of Investor Relations since 2015. She held the positions of Corporate Accounting Supervisor, Corporate Accounting Manager, External Reporting Manager, Corporate Finance Manager and Director of Global Accounting from 2009 to 2014. Prior to joining the Company, Ms. Thornton was an auditor with PricewaterhouseCoopers from 2005 to 2009. She has a bachelor's degree in business administration and a master of accountancy degree from the University of Wisconsin - Madison and is a certified public accountant.
Olivier Bojarski – Mr. Bojarski joined the Company in August 2022 as President – Identification Solutions, before assuming the role of President – Americas & Asia in February 2023. From 2016 to 2022, Mr. Bojarski held several positions of increasing responsibility at Belden Incorporated and served as Executive Vice President, Broadband and 5G from 2019 to 2022. Before joining Belden, Mr. Bojarski was General Manager of a business unit within the electrification division of ABB Ltd. Prior to joining ABB, Mr. Bojarski held a number of positions of increasing responsibility at Panduit Corporation. He holds a bachelor’s degree in electrical engineering from the Georgia Institute of Technology and a master’s degree in business administration from Georgia State University.

Bentley N. Curran – Mr. Curran joined the Company in 1999 and has served as Vice President of Digital Business and Chief Information Officer since 2012. He has also served as Global Chief Information Officer and Vice President of Information Technology. Prior to joining Brady, Mr. Curran served in a variety of technology leadership roles for Compucom and the Speed Queen Company. He holds a bachelor's degree in business administration from Marian University and an associate of science degree in electronics and engineering systems.
Andrew T. Gorman – Mr. Gorman joined the Company as General Counsel and Corporate Secretary in April 2020. Prior to joining the Company, he was employed at AptarGroup, Inc., beginning in 2012. At AptarGroup, he served as Vice President, General Counsel, North America, Compliance Officer and Assistant Secretary. Before joining AptarGroup, he counseled corporate clients in private practice, including as an attorney at Mayer Brown, LLP in Chicago, where Mr. Gorman started his legal career. He holds a juris doctor from Loyola University Chicago School of Law, a master in professional accounting from The University of Texas at Austin, a bachelor of business administration from The University of Texas at Austin and is a certified public accountant.
Brett Wilms – Brett Wilms joined the Company in June 2018 as Managing Director of Identification Solutions EMEA. In October 2022, Mr. Wilms added responsibility as the Interim General Manager of the Workplace Safety business, before being appointed to the role of President – EMEA & Australia in February 2023. Prior to joining Brady, he was Managing Director of a business within Groupe Autajon, a French publicly-traded labels and packaging group with a primary focus on the pharmaceutical market. Before joining Groupe Autajon, Mr. Wilms was Vice President of Operations EMEA for Pentair, Inc. He holds a master’s degree in electrical engineering from the University of Brussels and a master’s degree in business administration from the University of Minnesota.
Patrick W. Allender – Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Corporate Governance Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. He served as a director of Colfax Corporation (NYSE: CFX) from 2008 to 2022, when ESAB Corporation separated from Colfax Corporation. Mr. Allender joined ESAB Corporation’s (NYSE: ESAB) board in 2022, and currently serves as a director. Mr. Allender previously served as a director of Diebold Nixdorf, Inc. (NYSE: DBD) from 2011 to 2020. He has a bachelor's degree in accounting from Loyola University Maryland and is a certified public accountant. Mr. Allender's strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.
David S. Bem, Ph.D – Dr. Bem was elected to the Board of Directors in 2019. He serves as a member of the Management Development and Compensation, Audit and Technology Committees. Dr. Bem is Vice President, Science and Technology and Chief Technology Officer of PPG. Prior to PPG, he spent 8 years at Dow Chemical Company in a number of research and development roles, most recently as Vice President, Research and Development Consumer Solutions and Infrastructure Solutions, and also worked in research and development roles at Celanese Corporation and UOP/Honeywell International, Inc. He has a bachelor’s degree in chemistry from West Virginia University and a doctorate in inorganic chemistry from the Massachusetts Institute of Technology. Dr. Bem’s extensive experience in technology and research and development provides the Board with important expertise in new product development and innovation.
Elizabeth P. Bruno, Ph.D – Dr. Bruno was elected to the Board of Directors in 2003. She serves as the Chair of the Corporate Governance Committee and is a member of the Finance and Technology Committees. Dr. Bruno is the President of the Brady Education Foundation in Chapel Hill, North Carolina. Dr. Bruno has a bachelor’s degree in psychology from the University of Rochester, a master of child clinical psychology degree from the University of North Carolina Chapel Hill and a doctorate in developmental psychology from the University of North Carolina Chapel Hill. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family's history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company's shareholders.
Joanne Collins Smee – Ms. Collins Smee was elected to the Board of Directors in 2022. She serves as a member of the Technology and Management Development and Compensation Committees. Ms. Collins Smee is Executive Vice President and President, Americas, for Xerox Corporation and has been in this role since June 2022. She is also an Executive Vice President of Xerox Holdings Corporation. Previously, she was Chief Commercial, SMB and Channels Officer for Xerox and was in that role since February 2020. Ms. Collins Smee joined Xerox in September 2018 as Senior Vice President and Chief Commercial Officer. Before Xerox, she led Technology Transformation Services for the U.S. Federal Government and spent more than two decades at IBM in global executive roles spanning client sales and delivery of technical products and services. Ms. Collins Smee has a bachelor’s degree of arts from Boston College, a master of business administration degree from New York University and a master of arts degree from Columbia University. Ms. Collins Smee’s extensive experience in high-technology global business and strong leadership skills, provides the Board with important expertise in product and services innovation.

Nancy L. Gioia – Ms. Gioia was elected to the Board of Directors in 2013. She serves as the Chair of the Management Development and Compensation Committee, and is a member of the Technology Committee. She was the Director, Global Electrical Connectivity and User Experience for Ford Motor Company until her retirement in 2014, where she also held a variety of engineering and technology roles including, Director, Global Electrification; Director, Sustainable Mobility Technologies and Hybrid Vehicle Programs; Director, North America Current Vehicle Model Quality; Engineering Director, Visteon/Ford Due Diligence; Engineering Director, Small Front Wheel Drive/Rear Wheel Drive Car Platforms-North America; and Vehicle Programs Director, Lifestyle Vehicles. She previously served as director of Exelon Corporation (NYSE: EXC), Meggitt PLC (LSE: MGGT), Lucid Group, Inc. (NASDAQ: LCID) and as the Executive Director of Blue Current. In 2022, she was elected to the Board of Directors of Power Integrations (NASDAQ: POWI). Ms. Gioia has a bachelor’s degree in electrical engineering from the University of Michigan and a master of manufacturing systems engineering degree from Stanford University. Ms. Gioia has a CERT Certificate in Cyber-Risk Oversight from the National Association of Corporate Directors. Ms. Gioia's extensive experience in strategy, technology and engineering solutions, as well as in electrified vehicles, provides the Board with important expertise in product development and operations, and environmental sustainability for products and processes.
Vineet Nargolwala – Mr. Nargolwala was elected to the Board of Directors in 2022. He serves as a member of the Finance and Audit Committees. Mr. Nargolwala is President, Chief Executive Officer and Director of Allegro MicroSystems, Inc. (NASDAQ: ALGM) and has been in these roles since June 2022. Prior to joining Allegro, Mr. Nargolwala was with Sensata Technologies from 2013 to June 2022, most recently serving as the Executive Vice President, Sensing Solutions, from March 2020 to June 2022. Before joining Sensata, he was with Honeywell International, Inc., in business strategy and leadership roles of increasing responsibility. Mr. Nargolwala has a bachelor’s degree in electrical engineering from Maharaja Sayajirao University, a master of science in electrical engineering from the University of Texas-Arlington and a master in business administration from Cornell University. Mr. Nargolwala’s extensive experience in high-technology global business and strong leadership skills, provides the Board with important expertise in product and services innovation.
Bradley C. Richardson – Mr. Richardson was elected to the Board of Directors in 2007 and became Chairman of the Board in May 2021. He serves as the Chair of the Board of Directors and the Chair of the Audit Committee and is a member of the Corporate Governance, Finance and Management Development and Compensation Committees. He served as the Executive Vice President and CFO of Avient Corporation from 2013 through 2020. He previously served as the Executive Vice President and CFO of Diebold, Inc. and as Executive Vice President Corporate Strategy and CFO of Modine Manufacturing. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles. Mr. Richardson has served on the boards of Modine Manufacturing and Tronox, Inc. In 2023, Mr. Richardson was elected to the Board of Directors of Virco Mfg. Corporation (NASDAQ: VIRC). Mr. Richardson has a bachelor’s degree in finance and economics from Miami University and a master of business administration in accounting and finance from Indiana University. He brings to the Company extensive knowledge and global experience in the areas of operations, strategy, accounting, tax accounting and finance, which are areas of critical importance to the Company as a global company.
Michelle E. Williams, Ph.D – Dr. Williams was elected to the Board of Directors in 2019. She serves as the Chair of the Technology Committee, the ESG Liaison and is a member of the Corporate Governance and Management Development and Compensation Committees. Dr. Williams served as Global Group President of Altuglas International, a subsidiary of Arkema S.A., through May 2021. Prior to joining Arkema in 2011, she spent 23 years with Rohm and Haas Company and Dow Chemical in manufacturing, commercial, strategy and general management positions. She was General Manager, Chemical Mechanical Polishing Technologies, and later, General Manager, Adhesives and Sealants. She has a bachelor’s degree in chemistry from Pace University and a doctorate in physical chemistry from the University of Utah. Dr. Williams’ experience in commercial, technology and business leadership roles provides the Board with important expertise in innovation, new product development and operations.
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
Risk Oversight - The Board oversees the Company's risk management processes directly and through its committees. In general, the Board oversees the management of risks inherent in the operation of the Company's businesses, the implementation of its strategic plan, its acquisition and capital allocation program and its organizational structure. Each of the Board's committees also oversees the management of Company risks that fall within the respective committee's areas of responsibility. Specifically, cybersecurity is a critical part of risk management for the Company. The Audit Committee is aware of the rapidly evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection, and mitigation of the effects of any such incidents on the Company. With respect to cybersecurity, the Audit Committee receives regular reports from management, including updates on the internal and external cybersecurity threat landscape, incident response, assessment and training activities, and relevant regulatory and technical developments. In 2022, the Board elected Ms. Williams as the ESG Liaison to facilitate the Company's efforts in connection with sustainability and inclusivity. Additionally, the Audit Committee, Corporate Governance Committee, Management Development and Compensation Committee, the Technology Committee and the ESG Liaison, each review certain risks, exposures and opportunities relating to the Company’s Environmental, Social, and Governance ("ESG") strategies, initiatives, policies and practices. The Company's management is responsible for reporting significant risks to executive management as a part of the disclosure process. The significance of the risk is assessed by executive management and escalated to the respective Board committee or the Board of Directors as deemed appropriate. The Company reviews its risk assessment with the Audit Committee annually.
Audit Committee Financial Expert - The Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Richardson, Chair of the Audit Committee, and Allender, member of the Audit Committee, are financial experts and are independent under the rules of the SEC and the NYSE.
Director Independence - A majority of the directors must meet the criteria for independence established by the Board in accordance with the rules of the NYSE. In determining the independence of a director, the Board must find that a director has no relationship that may interfere with the exercise of his or her independence from management and the Company. In undertaking this determination with respect to the Company’s directors other than Mr. Shaller, President and CEO, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s directors by their employers was not linked in any way to the commercial relationships their employers had with the Company. After consideration of these factors, the Board concluded that the commercial relationships were not material and did not prevent the Company’s directors from being considered independent. Based on application of the NYSE independence criteria, all directors, with the exception of Mr. Shaller, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.
Meetings of Non-management Directors - The non-management directors of the Board regularly meet without any members of management present. The Chair of the Board, Mr. Richardson, is the presiding director at these sessions. In fiscal 2023, executive sessions were conducted at all regularly scheduled Board meetings. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-877-781-9309.
Audit Committee Members - The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Richardson (Chair), Allender, Bem and Nargolwala. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE.
Code of Ethics - The Company has a code of ethics. This code of ethics applies to all of the Company's employees, officers and directors. The code of ethics can be viewed at the Company's corporate website, www.bradyid.com, or may be obtained in print by any person, without charge, by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201 by contacting investor@bradycorp.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its website.
Corporate Governance Guidelines - Brady's Corporate Governance Principles, as well as the charters of the Audit, Corporate Governance, Finance, Management Development and Compensation, and Technology Committees, are available on the Company's Corporate website, www.bradyid.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201 or by contacting investor@bradycorp.com.
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
DELINQUENT SECTION 16(a) REPORTS
To the Company’s knowledge, based solely on a review of the Section 16(a) filings and written representations that no other reports were required, during the fiscal year ended July 31, 2023, all Section 16(a) filing requirements were complied with applicable to the Company's officers, directors and greater than 10 percent beneficial owners.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Our Compensation Discussion and Analysis describes the Company's executive compensation pay-for-performance philosophy and practices, the elements of our executive compensation programs, and the compensation decisions the Management Development and Compensation Committee (the "Committee") has made under those programs and the factors considered in making those decisions. The Compensation Discussion and Analysis also analyzes the total compensation of Brady’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and the three other most highly compensated executive officers that were serving as executive officers as of July 31, 2023. Brady's former Vice President, General Manager - Workplace Safety who resigned from Brady effective October 3, 2022, and Brady's former Chief Financial Officer and Treasurer who resigned from Brady effective April 14, 2023 would have been included if they continued to serve as executive officers through July 31, 2023, thus are included in this Compensation Discussion and Analysis.
For fiscal 2023, the following named executive officers' (the "NEOs") compensation is disclosed and discussed in this section:
•Russell R. Shaller, President, Chief Executive Officer and Director;
•Ann E. Thornton, Chief Financial Officer, Chief Accounting Officer and Treasurer;
•Olivier Bojarski, President - Americas & Asia;
•Bentley N. Curran, Vice President, Digital Business and Chief Information Officer;
•Andrew T. Gorman, General Counsel and Secretary;
•Pascal Deman, Former Vice President, General Manager - Workplace Safety (resigned on October 3, 2022); and
•Aaron J. Pearce, Former Chief Financial Officer and Treasurer (resigned on April 14, 2023).
Appointment of Olivier Bojarski: Mr. Bojarski was appointed as President – Identification Solutions, effective August 25, 2022, before assuming the role of President - Americas & Asia effective February 1, 2023.
Resignation of Pascal Deman: Mr. Deman resigned as Vice President, General Manager - Workplace Safety, effective October 3, 2022. The Company entered into a Settlement Agreement dated as of October 10, 2022 with Mr. Deman. Pursuant to the terms of the Settlement Agreement, Mr. Deman received his salary and fringe benefits through January 4, 2023, a bonus in the amount of € 51,231 and a settlement in the amount of € 667,933.
Resignation of Aaron J. Pearce: Mr. Pearce resigned as the Company’s Chief Financial Officer and Treasurer, effective April 14, 2023. Mr. Pearce remained employed by the Company through April 28, 2023 (the "Separation Date"), during which time he was available in a consultative position to assist with respect to the transition. The Company entered into a written agreement with Mr. Pearce in connection with his resignation that provided for payment of his base salary for twelve months following the Separation Date, payment of 100% of his fiscal 2023 annual target cash bonus, and full vesting of his outstanding stock options and restricted stock units that were granted in fiscal 2021 and 2022.
Appointment of Ann E. Thornton: Ms. Thornton was appointed as Chief Financial Officer and Treasurer of the Company, effective April 14, 2023. Prior to April 14, Ms. Thornton served as Chief Accounting Officer and Corporate Controller for the Company.
Executive Summary
Fiscal 2023 Business Highlights
Refer to Item 1 "General Development of Business" for a business overview and key initiatives during fiscal 2023. Highlights for fiscal 2023 include:
•Net income per diluted Class A Nonvoting Common Share was an all-time record high of $3.51 for the year ended July 31, 2023, an increase of 21.0% from fiscal 2022 Net income per diluted Class A Nonvoting Common Share of $2.90.
•Income before income taxes and losses of unconsolidated affiliate was $225.7 million for the year ended July 31, 2023, an increase of $33.7 million (17.6%) from fiscal 2022 income before income taxes and losses of unconsolidated affiliate of $192.0 million.
•Net sales were $1,331.9 million in fiscal 2023 compared to $1,302.1 million in fiscal 2022, an increase of 2.3%. Organic sales increased sales 5.5%, while divestiture decreased sales 0.2% and foreign currency translation decreased sales 3.0%.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of fiscal 2023 results.
Fiscal 2023 Executive Summary
For fiscal 2023, the Board of Directors approved a 15.2% increase in base salary for Mr. Shaller. In addition, Mr. Shaller recommended and the Committee approved increases in base salary for Ms. Thornton and Messrs. Curran, Gorman, and Pearce. All increases were made to recognize the performance, current scope of responsibilities and peer company data for each executive and, with regard to Messrs. Pearce and Shaller, to better align their base salary with individuals holding comparable positions at peer companies. Effective August 25, 2022, Mr. Bojarski was appointed as President - Identification Solutions, and subsequently, President - Americas & Asia. As part of Mr. Bojarski's appointment, his base salary was determined based on individuals holding comparable positions at peer companies. On April 14, 2023, Ms. Thornton was appointed as Chief Financial Officer, Chief Accounting Officer and Treasurer of the Company. As part of her appointment, Ms. Thornton was awarded a 68.5% increase in her base salary.
The Company's fiscal 2023 annual equity grants consisted of 30% stock options, 30% time-based restricted stock units ("RSUs") and 40% performance-based restricted stock units ("PRSUs"). The stock options vest equally over a three-year period and are inherently performance-based since they have value only to the extent that the price of the Company's stock increases. The RSUs vest equally over three years and are intended to facilitate retention and align with the creation of long-term shareholder value. The PRSUs reinforce the Company's pay-for-performance philosophy because award payout increases and decreases based on Company performance. Specifically, the PRSU awards granted in fiscal 2023 have a three-year performance period with 50% of vesting determined by the Company's total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index, and 50% of vesting determined by the achievement of organic revenue growth targets over four performance periods as set forth in the below table:

Performance Period	Weighting
August 1, 2022 through July 31, 2023	25%
August 1, 2023 through July 31, 2024	25%
August 1, 2024 through July 31, 2025	25%
August 1, 2022 through July 31, 2025	25%
Payout opportunities will range from 0% to 200% of the target award at the end of the three-year performance period.

Executive Compensation Practices
As part of the Company's pay-for-performance philosophy, the Company's compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	A significant portion of each NEO's total compensation opportunity is tied to Company performance, which is intended to drive shareholder value.

Ownership Requirements	The Company believes that the interests of shareholders and executives are aligned when executives are shareholders in possession of a meaningful amount of Company stock. Furthermore, stock ownership requirements encourage positive performance behaviors and discourage executive officers from taking excessive risk. In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company's stock, stock ownership requirements have been established and are equal to a specified multiple of the executive officer's base salary. Our NEOs are expected to obtain the required ownership levels within five years of becoming an executive officer. Refer to the heading "Stock Ownership Requirements" for further discussion of the stock ownership requirements established for each NEO and the actions that the Company may take when an executive is not in compliance with his or her respective stock ownership requirement.

Clawback Provisions	There is a recoupment policy under which incentive compensation payments and/or awards may be recouped by the Company if such payments and/or awards were based on erroneous results. The recoupment policy applies to executive officers and other key executives who participate in any of the Company's incentive plans and i) have engaged in intentional misconduct that results in a material inaccuracy in the Company's financial statements, ii) have engaged in fraudulent or other willful and deliberate conduct that is detrimental to the Company or iii) there is a material, negative revision of a performance measure for which incentive compensation was paid or awarded. Under the policy, the Committee may take a variety of actions including, among others, seeking repayment of incentive compensation (cash and/or equity) that is greater than what would have been awarded if the compensation had been based on accurate results and the forfeiture of incentive compensation. As this policy suggests, the Committee believes that any incentive compensation should be based only on accurate and reliable financial and operational information, and, thus, any inappropriately paid incentive compensation should be returned to the Company for the benefit of shareholders. The Committee believes that this policy enhances the Company's compensation risk mitigation efforts. While the policy currently affords the Committee discretion regarding the application and enforcement of the policy, the Company and the Committee intend to conform the policy to comply with the new NYSE listing requirements implementing SEC rules adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act by the deadline provided in such listing requirements.

Performance Thresholds and Caps	Excessive risk-taking is mitigated by utilizing caps on incentive plan payouts, multiple performance metrics, and different performance metrics for our annual cash incentive program and PRSUs. Our cash incentive awards are determined based on financial results for organic revenue, income before income taxes, division organic revenue and division operating income, which aggregate to a maximum payout of 200% of target. Executive officers then receive a performance rating that results in a multiplier ranging from 0% to 150%, resulting in a maximum payout of 300% of target.

We grant equity compensation to executive officers that promotes long-term financial and operating performance by delivering incremental value to the extent that our stock price increases over time. PRSUs incorporate Company performance relative to a benchmark over a three-year period and have a maximum payout of 200% of target.

Insider Trading and Anti-Hedging Policy	Our Insider Trading Policy prohibits executive officers from trading during certain periods each quarter until after we publicly disclose our financial and operating results. We may impose additional restricted trading periods at any time if we believe trading by executives would be inappropriate because of developments that are, or could be, material and which have not been publicly disclosed. The Insider Trading Policy also prohibits the pledging of Company stock as collateral for loans, holding Company securities in a margin account by officers, directors or employees, and the hedging of Company securities.

Annual Risk Reviews	The Company conducts an annual compensation-related risk review and presents findings and suggested risk mitigation actions to both the Audit and Management Development and Compensation Committees.

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Payments	Messrs. Shaller and Bojarski and Ms. Thornton's maximum cash benefit is equal to two times their base salary and two times their target annual cash incentive in the year in which the termination occurs. For all other NEOs, their maximum cash benefit is equal to two times salary and two times the average annual cash incentive payment received in the three years immediately prior to the date the change of control occurs. In the event of a change of control, unexercised stock options become fully exercisable or, if canceled, each named executive officer shall be given cash or stock equal to the in-the-money value of the canceled stock options. In the event of a change of control, PRSUs and RSUs become fully vested at target.

No Reloads, Repricing, or Options Issued at a Discount	Stock options issued are not repriced, replaced, or regranted through cancellation or by lowering the option price of a previously granted option.
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
Determining Compensation
Management Development & Compensation Committee’s Role
The Committee is responsible for fulfilling the following responsibilities and duties:
•Review, approve and monitor the compensation of the Company's CEO and executive officers
•Review and approve corporate goals and objectives relevant to the CEO and executive officers and evaluate CEO and executive officer performance in light of those goals and objectives
•Review and approve executive compensation, benefits, policies and strategies to support corporate objectives
•Oversee the development process for executives and review development plans of key executives
•Evaluate compensation programs, policies and practices for potential risk and to ensure they do not foster excessive risk taking
•Administer the Company's equity incentive plans
•Consult with management regarding executive compensation
On an annual basis with respect to executive officers, the Committee approves base salary adjustments, long-term equity incentive awards, the annual cash incentives paid for the achievement of performance metrics in the prior fiscal year and the annual cash incentive performance targets for the upcoming fiscal year. In addition, the Committee annually reviews a summary of the elements of compensation for each executive officer in order to evaluate, among other items, how a potential change to an element of our compensation program would affect the respective executive officer's overall compensation. When a new executive officer is hired, the Committee is involved in reviewing and approving base salary, annual incentive target, sign-on incentives, annual equity awards, and other aspects of the executive's compensation.
Consultants’ Role
The Committee has historically utilized the services of an executive compensation consulting firm to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation programs. In fiscal 2023, the Committee utilized the services of Pay Governance LLC as a compensation consultant, who was determined to be independent by the Corporate Governance Committee. In fiscal 2023, Pay

Governance LLC completed an analysis of the Company's current compensation peer group, reviewed the Company's short-term and long-term incentive framework relative to market trends and the Company's strategy and objectives, completed a peer group review of CEO annual total compensation, presented to the Board of Directors any significant regulatory changes and executive compensation trends, and worked on ad hoc compensation-related requests from the Management Development & Compensation Committee throughout the year.
Management’s Role
To aid in determining compensation for fiscal 2023, management obtained compensation data on peer group executive officer compensation through a subscription with Equilar, Inc. and published survey data from various third parties. Our CEO, Mr. Shaller, used this data to make recommendations to the Committee concerning compensation for each executive officer other than himself. Mr. Shaller made no recommendation with respect to his own compensation. In setting compensation for each executive officer, the Committee takes into consideration these recommendations, along with Company results during the fiscal year, the level of responsibility and demonstrated leadership capability, third-party market compensation data, and the results of annual performance reviews which, for our CEO, included a self-assessment and feedback from his direct reports and each member of the Board of Directors. The Committee also took into consideration the recommendations of Pay Governance LLC with respect to compensation elements for the CEO. Mr. Shaller did not attend the portion of any meeting during which the Committee discussed matters related specifically to his compensation.
Elements of Compensation
Our total compensation program includes five elements: base salary, annual cash incentives, long-term equity incentives, employee benefits, and perquisites. We use these elements of compensation to attract, retain, motivate, develop and reward our executives.
Our compensation philosophy is to allocate a significant portion of total compensation to long-term compensation (equity incentive awards) in order to align the achievement of performance goals for our executives with shareholder interests. For fiscal 2023, equity incentive awards comprised 61% of Mr. Shaller’s total target compensation in his role as President, Chief Executive Officer and Director of the Company and on average, 33% of the total target compensation of the other NEOs.
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

Compensation Element	Purpose	Performance Alignment
Base salary	A fixed level of income used to attract and retain executives by compensating for the primary functions and responsibilities of the position.	Base salary increase depends upon individual performance, job proficiency and market competitiveness.

Annual cash incentive award	To attract, retain, motivate and reward executives for achieving or exceeding annual performance goals at total Company and division levels.	Financial performance and individual performance of each executive determines the amount of the respective executive's annual cash incentive award.

Annual long-term equity incentive awards: stock options, RSUs and PRSUs	To attract, retain, motivate and reward executives for the successful creation of long-term shareholder value.	An assessment of executive leadership, experience and expected future contribution, combined with market data, are used to determine the amount of equity granted to each executive.

Stock options are inherently performance-based in that the value is dependent upon the increase in the Company's stock price.

RSUs are intended to facilitate retention and to align executives with the creation of long-term shareholder value.

PRSUs are intended to align executives with long-term financial goals and the creation of long-term shareholder value.

Benchmarking Total Compensation
The Committee uses peer group data to assess the reasonableness and competitiveness of several elements of compensation, including base salaries, annual cash incentives, and long-term equity awards of positions similar to those of our NEOs. The following 18 companies were included in the fiscal 2023 total compensation analysis conducted using publicly available data:

Albany International Corp.	ESCO Technologies Inc.	MSA Safety Incorporated
Allegion plc	Federal Signal Corp.	Neenah, Inc.
Apogee Enterprises, Inc.	Franklin Electric Co., Inc.	Nordson Corporation
Barnes Group Inc.	Graco Inc.	Schweitzer-Mauduit International, Inc.
Chart Industries, Inc.	IDEX Corporation	TriMas Corporation
EnPro Industries, Inc.	Ingevity Corporation	Watts Water Technologies, Inc.
Fiscal 2023 Named Executive Officer Compensation
Base Salaries
The table below reflects the base salary for each NEO in effect at the end of each fiscal year.

Named Executive Officer	July 31, 2023	July 31, 2022	Percentage Change
Russell R. Shaller	$795,000	$690,000	15.2%
Ann E. Thornton (1)	450,000	254,400	76.9%
Olivier Bojarski (2)	440,000	—	—%
Bentley N. Curran	335,000	326,500	2.6%
Andrew T. Gorman	325,500	310,500	4.8%
Pascal Deman (3)	290,511	307,015	(5.4)%
Aaron J. Pearce (4)	500,000	457,000	9.4%
(1)On October 3, 2022, Ms. Thornton received a base salary increase to $267,120 at the time annual raises were made to other NEOs. In connection with her appointment to CFO, Ms. Thornton received a base salary increase to $450,000.
(2)Mr. Bojarski was appointed as President - Identification Solutions effective August 25, 2022, and subsequently appointed President - Americas & Asia as part of the Company's reorganization.
(3)Mr. Deman resigned as Vice President, General Manager - Workplace Safety of the Company, effective October 3, 2022. Mr. Deman's compensation is denominated in Euros. The amounts shown in U.S. dollars in the table above were converted from Euros at the average exchange rate for fiscal 2023: 1 EUR = 1.0544 USD and fiscal 2022: 1 EUR = 1.1143 USD. The entire decrease in Mr. Deman's base salary is a result of the change in exchange rates used.
(4)Mr. Pearce resigned as Chief Financial Officer and Treasurer of the Company, effective April 14, 2023.

Annual Cash Incentive Awards
All executives participate in an annual cash incentive plan. The Company is organized and managed on a global basis within two segments: Americas & Asia and Europe & Australia. Annual cash inventive award payouts to NEOs who oversee a specific division are based on the performance of that division. Payouts to the other NEOs are based on total company performance.
Management and the Committee annually evaluate the performance metrics of the cash incentive award program, and concluded that the elements of the fiscal 2023 plan represent critical elements of the Company’s performance that when combined, are designed to result in sustainable long-term sales and profit growth. Set forth below is a description of the fiscal 2023 financial performance metrics for the annual cash incentive plan:

Performance Metric	Definition	Weighting	NEO
Total sales	Total sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	35%	Messrs. Shaller, Curran, Gorman, Pearce (1) and Ms. Thornton

Total income before income taxes	Total income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	65%	Messrs. Shaller, Curran, Gorman, Pearce (1) and Ms. Thornton

Division sales	Division sales is measured as division net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	35%	Messrs. Bojarski and Deman (2)

Division operating income	Division operating income is measured as division net sales less cost of goods sold, selling expenses, research and development expenses, and administrative expenses calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	65%	Messrs. Bojarski and Deman (2)
(1)Mr. Pearce resigned as Chief Financial Officer and Treasurer of the Company, effective April 14, 2023. As provided in Mr. Pearce's resignation agreement, he received an annual cash incentive award equivalent to his annual cash bonus at target for fiscal 2023.
(2)As provided in Mr. Deman's Settlement Agreement dated as of October 10, 2022, he was paid a bonus of € 51,231 which related to his fiscal 2022 bonus payout. He did not receive a payout of a fiscal 2023 bonus.
The funding level of the fiscal 2023 annual cash incentive plan was determined based on the level of achievement of the annual sales and profit metrics described above compared to stated thresholds that were established at the beginning of the fiscal year and adjusted as part of the Company's reorganization effective February 1, 2023. These thresholds are set forth in the tables below for each NEO. The annual cash incentive plan also includes a minimum profit threshold that must be exceeded in order for any cash incentive amount to be funded, regardless of the achievement of revenue. In addition, plan participants must be employed on the payment date to receive the payout of their annual incentive award.
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
Messrs. Shaller, Curran and Gorman and Ms. Thornton
The cash incentive payable to Messrs. Shaller, Curran, and Gorman and Ms. Thornton for fiscal 2023 was based on total sales and income before income taxes. For fiscal 2023, an annual cash incentive was funded for the achievement of total sales and income before income taxes. The multiplier for individual performance was applied to the two components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual cash incentive award earned for Messrs. Shaller, Curran and Gorman and Ms. Thornton were as follows:

				Fiscal 2023 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Sales (35%)(millions)	$1,231.0	$1,382.9	$1,536.6 or more		$1,350.7	79%
Income Before Income Taxes (65%)(millions)	$179.5	$204.2	$255.3 or more		$225.7	142%
Individual Performance Multiplier	0%	100%	150%			Varies
Fiscal 2023 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
R.R. Shaller	0%	100%	300%	150%	150%	$1,162,212
A.E. Thornton (1)	0%	70%	210%	120%	84%	$103,223
A.E. Thornton (2)	0%	35%	105%	150%	53%	$100,658
B.N. Curran	0%	60%	180%	120%	72%	$240,023
A.T. Gorman	0%	50%	150%	120%	60%	$193,569
(1)Ms. Thornton was appointed Chief Financial Officer and Treasurer of the Company, effective April 14, 2023. Before April 14, 2023, Ms. Thornton served as Chief Accounting Officer and Corporate Controller. As a result, during the period from August 1, 2022 to April 14, 2023, Ms. Thornton's annual incentive compensation was based upon her role as Chief Accounting Officer and Corporate Controller, and during the period from April 14, 2023 to July 31, 2023, Ms. Thornton's incentive compensation was based upon her role as Chief Financial Officer and Treasurer. This calculation is based upon salary paid to Ms. Thornton from April 14, 2023 to July 31, 2023 in her role as Chief Financial Officer and Treasurer.
(2)This calculation is based upon salary paid to Ms. Thornton from August 1, 2022 to April 14, 2023 in her role as Chief Accounting Officer and Corporate Controller.
Mr. Shaller's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Strategy - Objective focused on establishing a new strategic direction for the total company in order to drive long-term sales growth. The Company modified its organizational structure to regional operating segments in fiscal 2023, which will all the Company to take advantage of synergies between the prior divisions, utilize its best go-to-market strategies, and accelerate new product development with increased geographic scale.
•Total organic sales growth - Objective focused on delivering organic sales growth. The Company’s organic sales growth rate was 5.5% in fiscal 2023.
•Total income before income taxes - Objective focused on improving income before income taxes while making the investments for sustainable long-term organic sales growth. Income before income taxes improved from $192.0 million in fiscal 2022 to $225.7 million in fiscal 2023, while investments in R&D increased from $58.5 million in fiscal 2022 to $61.4 million in fiscal 2023.

After a review of Mr. Shaller's performance, the Committee determined that Mr. Shaller's resulting performance level was 125% for his individual performance multiplier.
Ms. Thornton's individual performance multiplier for her role as CFO was the result of her contribution to several fiscal year objectives and individual annual goals as follows:
•Selling, general and administrative expenses - Objective focused on reducing selling, general and administrative expenses throughout the Company, with a specific focus on reducing general and administrative expenses in a sustainable manner while continuing to invest in sales-generating resources. As a percentage of net sales, SG&A expenses declined from 29.2% in fiscal 2022 to 27.8% in fiscal 2023.
•Income before income taxes - Objective focused on improving income before income taxes while making the investments for sustainable long-term organic sales growth. Income before income taxes improved from $192.0 million in fiscal 2022 to $225.7 million in fiscal 2023, while investments in R&D increased from $58.5 million in fiscal 2022 to $61.4 million in fiscal 2023.
After a review of Ms. Thornton's performance, the Committee determined that Ms. Thornton's resulting performance level was 100% for her individual performance multiplier as Chief Financial Officer and Treasurer.
Ms. Thornton's individual performance multiplier for her roles as Chief Accounting Officer and Corporate Controller were the result of her contribution to several fiscal year objectives and individual annual goals as follows:
•Cash flow - Objective focused on delivering strong cash flow in relation to net income. The company's cash flow from operating activities increased from $118.4 million is fiscal 2022 to $209.1 million in fiscal 2023. The Company's cash flow from operating activities as a percentage of net income was 79.0% in fiscal 2022 compared to 119.6% in fiscal 2023.
•Segment Reorganization - Objective focused on providing the Company's segment leaders with recast financial information as part of the segment reorganization. The Company's segments were reorganized as of February 1, 2023.
After a review of Ms. Thornton's performance, the Committee determined that Ms. Thornton's resulting performance level was 125% for her individual performance multiplier as Chief Accounting Officer and Corporate Controller.
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
•Digital enhancement - Objective focused on improving the Company's digital presence and the use of data-driven marketing automation tools to expand and enhance our sales capabilities across both our Americas & Asia and Europe & Australia segments.
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
•Legal structure simplification - Objective focused on simplifying the Company's legal entity structure.
•Sale of subsidiary - Objective focused on the successful completion of the sale of the Company's PremiSys business, which was completed in the third quarter of fiscal 2023.
After a review of Mr. Gorman's performance, the Committee determined that Mr. Gorman's resulting performance level was 100% for his individual performance multiplier.
Mr. Bojarski
The cash incentive payable to Mr. Bojarski for fiscal 2023 was based on achievement of Americas & Asia segment organic sales and operating income. For fiscal 2023, a cash incentive was funded for the achievement of the Americas & Asia segment organic sales and operating income based upon the achievement of the financial targets established at the time of the Company's change in reportable segments. The multiplier for individual performance was applied to the achievement of the two components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual payout amounts for Mr. Bojarski were as follows:

				Fiscal 2023 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Americas & Asia Division Sales (35%)(millions)	$825.3	$937.1	$1,046.1 or more		$899.0	66%
Americas & Asia Division Operating Income (65%)(millions)	$163.8	$203.2	$241.2 or more		$211.7	122%
Individual Performance Multiplier	0%	100%	150%			125%
Fiscal 2023 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
O. Bojarski	0%	75%	225%	129%	97%	$387,290
Mr. Bojarski's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals in his role as President - Americas & Asia as follows:
•Americas & Asia operating income - Objective focused on improving operating income in the Americas & Asia segment while making the investments for sustainable long-term organic sales growth. Operating income within the Americas & Asia segment improved from $157.3 million in fiscal 2022 to $180.5 million in fiscal 2023.
•Americas & Asia organic sales growth - Objective focused on delivering organic sales growth in the Americas & Asia segment. Organic sales within the Americas & Asia segment increased by 4.4% in fiscal 2023.
•Innovation development process - Objective focused on implementing sustainable processes to grow the Company’s pipeline of new products and to deliver the new products to market in a timely and cost-effective manner. Numerous new products were launched during fiscal 2023, including several printers introducing expanded software and mobile capabilities. The new product pipeline was streamlined and improved which has reduced the time frame and cost to move from new product idea to product launch.
After a review of Mr. Bojarski's performance, the Committee determined that Mr. Bojarski's resulting performance level was 125% for his individual performance multiplier as President - Americas & Asia.

Long-Term Equity Incentive Awards
For fiscal 2023, the Committee reviewed historical award sizes and median levels of equity awarded to similar positions at our peer companies and other relevant market data. The Committee then approved the fiscal 2023 awards consisting of a combination of stock options, RSUs and PRSUs. The Committee uses its discretion in combination with peer group data, analysis of actual pay and performance, and advice from its independent compensation consultant to determine the size and type of equity awards granted to the CEO. For all other executives, the Committee also considers the input from the CEO when determining the size and type of annual equity awards.
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
PRSUs: PRSUs granted in fiscal 2023 include two vesting criteria: 50% of the shares vest determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index over a three-year performance period, and 50% of the shares vest determined by revenue performance over four separate performance periods as discussed in the Executive Summary. For the TSR metric, if relative TSR is at or below the 25th percentile of the peer group for the performance period then no payout will be earned. Additionally, if absolute TSR is negative for the performance period, the payout will be capped at 100%. For the revenue performance measure, there are four separate equally-weighted performance periods. If threshold performance is not achieved for a particular performance period, then no award will vest relative to that performance period. PRSUs have a fair value determined by a third-party valuation involving a Monte Carlo simulation. PRSUs will vest between 0% and 200% of target depending on the relative three-year TSR performance and the achievement of the revenue growth goals over the respective performance periods.
No dividends are paid or accrued on the RSUs or PRSUs prior to the issuance of shares.
The following is a summary of long-term equity incentive awards granted to the Company's NEOs during fiscal 2023:

Named Officers	Total Grant Date Fair Value	Stock Options Grant Date Fair Value	PRSUs (at target) Grant Date Fair Value	RSUs Grant Date Fair Value
R.R. Shaller (1)	$1,164,390	$—	$1,164,390	$—
A.E. Thornton (2)	100,085	50,060	—	50,025
O. Bojarski (3)	600,029	—	—	600,029
B.N. Curran	211,986	60,060	91,896	60,030
A.T. Gorman	267,620	75,828	116,015	75,777
P. Deman	135,991	37,545	60,906	37,540
A.J. Pearce (4)	2,649,419	1,548,473	459,369	641,577
(1)As part of Mr. Shaller's appointment as CEO on April 1, 2022, the Company granted stock options and RSUs intended to approximate his expected annual award for fiscal 2023. As such, he did not receive a stock option or RSU grant in fiscal 2023.
(2)Ms. Thornton did not receive PRSUs as part of the annual grant process while she was in the role of Corporate Controller and Chief Accounting Officer. Beginning in fiscal 2024, it is expected that Ms. Thornton will be awarded a similar ratio of equity awards as other executive officers.
(3)Mr. Bojarski was appointed as President - Identification Solutions effective August 25, 2022, and subsequently President - Americas & Asia. As part of his appointment, Mr. Bojarski received a sign-on RSU of $600,000. Beginning in fiscal 2024, it is expected that Mr. Bojarski will be awarded a similar ratio of equity awards as other executive officers.
(4)Effective April 14, 2023, Mr. Pearce resigned from his position as Chief Financial Officer and Treasurer of the Company. As part of the resignation agreement, Mr. Pearce received full vesting of his outstanding stock options and RSUs that were granted on September 30, 2020 and September 16, 2021. In addition, all vested outstanding stock options as of April 28, 2023 for Mr. Pearce retained their original expiration date as stated in their respective award agreements. The incremental fair value of $1,248,175 and $341,557 associated with the modification of vesting conditions for certain outstanding equity awards have been included in this table under the columns "Stock Options Grant Date Fair Value" and "RSUs Grant Date Fair Value," respectively.

PRSUs Earned for the Fiscal 2021 - 2023 Performance Period
The table below outlines the performance metrics, performance levels and actual performance achievement for the fiscal 2021 - 2023 PRSU cycle:

Performance Metric	Threshold (25%)	Target (100%)	Maximum (200%)	Actual Performance	% Payout Achieved
Relative TSR Percentile	25th	50th	75th	28th(1)	35.2%
(1)As a result of Brady's removal from the Russell 2000 Index in the fourth quarter of fiscal 2023 for not meeting the minimum voting rights hurdle, the Management Development and Compensation Committee approved a modification to the PRSU awards for active employees to end the performance period as of April 30, 2023. There was no incremental fair value associated with this modification.

Other Elements of Compensation
Health and Welfare Benefits: We provide subsidized health and welfare benefits which include medical, dental, life and disability insurance and paid time off. Executive officers are entitled to participate in our health and welfare plans on generally the same terms and conditions as other employees, subject to limitations under applicable law. In addition, the Company maintains a supplemental long-term disability policy for its U.S. executives. The supplemental long-term disability policy provides for an additional 15% of compensation, up to a maximum additional benefit of $5,000 per month. Brady pays the premiums for these benefits; therefore, these benefits represent taxable benefits to the executive.
Retirement Benefits: Brady employees (including NEOs) in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Brady Corporation Matched 401(k) Plan (the “Matched 401(k) Plan”). NEOs in the United States and employees at certain United States locations are also eligible to participate in the Brady Corporation Funded Retirement Plan (“Funded Retirement Plan”). In addition, certain Brady international employees are eligible to participate in Company sponsored statutory and supplementary defined benefit pension plans that are primarily unfunded and provide an income benefit upon termination or retirement. Mr. Deman is the only NEO who participated in a defined benefit pension plan.
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
The Board of Directors has established the following stock ownership requirements for our NEOs:

R.R. Shaller	5 times base salary
A.E. Thornton	3 times base salary
O. Bojarski	3 times base salary
B.N. Curran	2 times base salary
A.T. Gorman	2 times base salary
P. Deman	2 times base salary
A.J. Pearce	3 times base salary
Our NEOs are expected to meet their ownership requirement within five years of becoming an executive officer and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of an equity award, until such time as they meet the requirements. All NEOs were in compliance with their respective ownership requirements as of July 31, 2023. If an executive does not meet his or her ownership requirement within five years, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock in order to satisfy the executive’s ownership requirement.
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
The Company entered into an employment offer letter dated August 3, 2022 with Mr. Bojarski. The offer letter provided that Mr. Bojarski receive an annual base salary of $440,000, with eligibility for a target annual bonus at 75% of base salary, a recommendation for a fiscal 2024 annual equity award with a grant date value of $682,000, a cash sign-on bonus of $200,000, and ability to participate in the Company’s equity incentive and other benefit plans on a basis similar to other executive officers, including a car allowance. The offer letter further provided that Mr. Bojarski receive a sign-on award of time-based RSUs with a grant date value of $600,000 granted on the hire date. The RSU award will vest in equal increments upon the first, second and third anniversaries of the grant date. Pursuant to the terms of the offer letter, Mr. Bojarski received a reimbursement, not to exceed $200,000, for relocation expenses.
In connection with her appointment as Chief Financial Officer, the Company entered into an employment offer letter dated April 14, 2023 with Ms. Thornton. The offer letter provided that Ms. Thornton would receive an annual base salary of $450,000, with eligibility for a target annual bonus at 70% of base salary, a fiscal 2024 annual equity award with a grant date value of $675,000, and ability participate in the Company’s equity incentive and other benefit plans on a basis similar to other executive officers.
Change of Control Agreements
Effective August 25, 2022, the Company entered into a Change of Control Agreement with Mr. Bojarski. Under the terms of the Change of Control Agreement, in the event of a qualifying termination within 24 months following a change of control (as such events are defined in the Change of Control Agreement), Mr. Bojarski will receive two times his annual base salary and two times his target bonus amount in effect immediately prior to the date the change of control occurs.

Effective April 14, 2023, the Company also entered into a Change of Control Agreement with Ms. Thornton. Under the terms of the Change of Control Agreement, in the event of a qualifying termination within 24 months following a change of control (as such events are defined in the Change of Control Agreement), Ms. Thornton will receive two times her annual base salary and two times her target bonus amount in effect immediately prior to the date the change of control occurs.
The Board of Directors previously approved change of control agreements for all of the other NEOs of the Company. The agreements applicable to the NEOs provide a payment of an amount commensurate to a multiple of their salary and annual cash incentive payment, as specified in their respective agreement, prior to the date the change of control occurs in the event of termination or resignation for good cause upon a change of control. All of the NEO's agreements provide for up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreement will be made over two years.
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
The Company also entered into a Non-Compete and Non-Disclosure Agreement with Mr. Bojarski as part of his appointment on August 3, 2022.
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
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2023, the Committee was composed of Mses. Collins Smee, Gioia, Williams and Messrs. Bem and Richardson. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.
Nancy Gioia, Chair
David Bem
Joanne Collins Smee
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

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the NEOs, who served as executive officers during the year ended July 31, 2023, for services rendered as an executive officer to the Company and its subsidiaries during the years ended July 31, 2023, July 31, 2022 and July 31, 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
R.R. Shaller, President, CEO & Director (5)	2023	$774,808	$—	$1,164,390	$—	$1,162,212	$141,087	$3,242,497
	2022	502,779	—	1,608,387	1,000,505	737,828	119,055	3,968,554
	2021	400,151	—	518,416	225,005	658,356	63,909	1,865,837
A.E. Thornton, CFO, CAO & Treasurer (6)	2023	$314,614	$—	$50,025	$50,060	$203,881	$44,423	$663,003
	2022	251,631	—	40,031	40,001	188,912	35,516	556,091
	2021	225,800	—	37,525	37,504	200,498	18,148	519,475
O. Bojarski, President -Americas & Asia (7)	2023	$401,077	$200,000	$600,029	$—	$387,290	$78,133	$1,666,529
B.N. Curran, VP, Digital Business and Chief Information Officer	2023	$333,366	$—	$151,926	$60,060	$240,023	$81,120	$866,495
	2022	324,664	—	149,592	60,002	278,562	93,838	906,658
	2021	316,952	—	153,632	66,669	322,194	69,294	928,741
A.T. Gorman, General Counsel and Secretary	2023	$322,616	$—	$191,792	$75,828	$193,569	$72,292	$856,097
	2022	308,481	—	188,792	75,752	220,564	72,478	866,067
	2021	300,000	—	176,648	76,675	254,135	46,289	853,747
P. Deman, Former Vice President and General Manager, Workplace Safety (8)	2023	$180,114	$—	$98,446	$37,545	$—	$742,921	$1,059,026
	2022	300,456	—	93,492	37,507	57,087	73,161	561,703
	2021	314,461	—	96,030	41,673	99,927	75,595	627,686
A.J. Pearce, Former CFO & Treasurer (9)	2023	$376,346	$—	$1,100,946	$1,548,473	$350,000	$221,212	$3,596,977
	2022	448,937	—	747,388	300,010	561,733	106,724	2,164,792
	2021	415,073	—	691,201	300,003	571,374	59,277	2,036,928
(1)Represents the grant date fair value of RSUs and PRSUs computed in accordance with accounting guidance for equity grants made or modified in the applicable year. The grant date fair value of RSUs is calculated based on the number of shares of Class A Common Stock underlying the RSUs times the average of the high and low stock price of Class A Common Stock on the date of grant. The grant date fair value of PRSUs with a TSR metric was calculated based on the number of shares of Class A Common Stock underlying the PRSUs (at target), times the fair value per unit derived from a third-party valuation using a Monte Carlo simulation due to the presence of a market condition in the award. The grant date fair value of PRSUs with revenue performance conditions was calculated based on the number of shares of Class A Common Stock underlying the award times the average of the high and low stock price of Class A Common Stock on the date of grant. The actual value of a RSU will depend on the market value of the Class A Common Stock on the date the stock is sold. The table reflects the grant date fair value at target for PRSUs (100%). The values of the PRSUs at the grant date if the highest level of performance conditions were to be achieved would be as follows: Mr. Shaller, $2,328,780; Ms. Thornton, $0; Mr. Bojarski, $0; Mr. Curran, $183,792; Mr. Gorman, $232,030; Mr. Deman, $121,812; and Mr. Pearce, $918,738.
(2)Represents the grant date fair value of stock options computed in accordance with accounting guidance for equity grants made or modified in the applicable year. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, for the year ended July 31, 2023. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Class A Common Stock over the exercise price on the date the option is exercised.
(3)Represents annual cash incentives earned during the listed fiscal years, which was paid during the next fiscal year.
(4)The amounts in the 'All Other Compensation' column include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, company car or car allowance, the cost of group term life insurance, the cost of long-term care insurance, the cost of disability insurance and other compensation or perquisites. The other compensation includes pay related to severance agreements, settlement agreements and other perquisites including annual allowances for financial and tax planning and the cost of personal liability insurance. Refer to the table following these footnotes.
(5)Upon his appointment to President, Chief Executive Officer and Director on April 1, 2022, Mr. Shaller was awarded $760,500 of stock options and $760,500 of RSUs. In addition, Mr. Shaller was granted an additional $250,000 RSU award at this time. The $760,500 stock option and $760,500 RSU grants related to an early grant of Mr. Shaller's fiscal 2023 equity awards, so he did not receive any stock options or RSUs during fiscal 2023. As such, Mr. Shaller's stock awards column reflects only PRSUs granted during fiscal 2023.
(6)Ms. Thornton was appointed as Chief Financial Officer, Chief Accounting Officer and Treasurer effective April 14, 2023. As part of her appointment, Ms. Thornton received a base salary of $450,000.
(7)Mr. Bojarski was appointed as President - Identification Solutions effective August 25, 2022, and subsequently transitioned to President - Americas & Asia. As part of his appointment, Mr. Bojarski received a cash sign-on bonus of $200,000 and a sign-on RSU of $600,000.
(8)Effective October 3, 2022, Mr. Deman resigned from his position as Vice President and General Manager - Workplace Safety. As part of his settlement agreement, Mr. Deman received his fiscal 2022 bonus of € 51,231 and a settlement of € 667,933, in exchange for a general release of claims against the Company and non-disparagement and confidentiality covenants. Mr. Deman's bonus paid as part of his settlement agreement has been included in the amounts shown in the column "Non-Equity Incentive Plan Compensation" for fiscal 2022 and his settlement has been included in the amounts shown in the column "All Other Compensation" in this table in fiscal 2023. Mr. Deman's compensation is denominated in Euros. The amounts shown in U.S. dollars in the table above were converted from Euro at the average exchange rate for fiscal 2023: 1 EUR = 1.0544 USD, fiscal 2022: 1 EUR = 1.1143 USD and fiscal 2021: 1 EUR = 1.1960 USD.
(9)Effective April 14, 2023, Mr. Pearce resigned from his position as Chief Financial Officer and Treasurer of the Company. The Company entered into a written agreement with Mr. Pearce in connection with his resignation that provided for payment of his base salary for twelve months following the Separation Date (April 28, 2023), payment of 100% of his fiscal 2023 annual target cash bonus, full vesting of his outstanding stock options and restricted stock units that were granted in fiscal 2021 and 2022, and all vested outstanding stock options as of April 28, 2023 that were granted prior to September 17, 2021 retained their original expiration date as stated in their respective award agreements. The payment of the bonus of $350,000 is included in the "Non-Equity Incentive Plan Compensation" column and the severance payments of $115,381 is included in the "All Other Compensation" column in this table in fiscal 2023. The incremental fair value of $341,557 and $1,248,175 associated with the modification of vesting conditions for certain outstanding equity awards have been included in this table under the columns "Stock Awards" and "Option Awards," respectively.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-term Disability Insurance ($)	Other ($)	Total All Other Compensation ($)
R.R. Shaller	2023	$108,563	$18,000	$1,131	$6,475	$5,239	$1,679	$141,087
	2022	87,677	18,000	711	6,475	5,209	983	119,055
	2021	32,628	18,000	1,057	5,205	5,293	1,726	63,909
A.E. Thornton	2023	$37,781	$4,915	$149	$756	$822	$—	$44,423
	2022	35,516	—	—	—	—	—	35,516
	2021	18,149	—	—	—	—	—	18,149
O. Bojarski	2023	$31,880	$16,408	$527	$3,312	$2,138	$23,868	$78,133
B.N. Curran	2023	$49,234	$18,000	$667	$7,063	$3,657	$2,499	$81,120
	2022	51,484	18,000	576	7,063	3,290	13,425	93,838
	2021	25,844	18,000	1,038	5,677	3,462	15,273	69,294
A.T. Gorman	2023	$43,540	$18,000	$593	$3,782	$2,726	$3,651	$72,292
	2022	44,718	18,000	393	3,486	2,024	3,857	72,478
	2021	21,269	18,000	502	2,744	2,024	1,750	46,289
P. Deman (1)	2023	$17,639	$4,450	$13,363	$200	$—	$707,269	$742,921
	2022	36,529	9,417	26,827	388	—	—	73,161
	2021	38,271	10,119	26,794	411	—	—	75,595
A.J. Pearce (2)	2023	$83,851	$13,846	$673	$2,170	$3,523	$117,149	$221,212
	2022	80,309	18,000	720	2,893	3,703	1,099	106,724
	2021	33,557	18,000	1,055	2,893	3,772	—	59,277
(1)As discussed above, included in Mr. Deman's "Other" compensation column is a settlement of € 667,933 as part of his settlement agreement.
(2)As discussed above, included in Mr. Pearce's "Other" compensation column are severance payments of $115,381.

Grants of Plan-Based Awards for 2023
The following table summarizes grants of plan-based awards made during fiscal 2023 to the NEOs.

	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Stock or Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($)
Name			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
R.R. Shaller			$—	$795,000	$2,385,000
	8/1/2022					2,607	10,428	20,856			$48.62	$507,010
	8/1/2022					2,607	10,428	20,856			63.04	657,380
A.E. Thornton			—	153,125	459,375
	9/19/2022								1,150		43.50	50,025
	9/19/2022									4,000	43.50	50,060
O. Bojarski			—	330,000	990,000
	8/25/2022								12,263		48.93	600,029
B.N. Curran			—	201,000	603,000
	8/1/2022					206	823	1,646			$48.62	40,014
	8/1/2022					206	823	1,646			63.04	51,882
	9/19/2022								1,380		43.50	60,030
	9/19/2022									4,799	43.50	60,060
A.T. Gorman			—	162,750	488,250
	8/1/2022					260	1,039	2,078			$48.62	50,516
	8/1/2022					260	1,039	2,078			63.04	65,499
	9/19/2022								1,742		43.50	75,777
	9/19/2022									6,059	43.50	75,828
P. Deman			—	145,256	435,768
	9/6/2022					142	569	1,138			$44.00	25,036
	9/6/2022					142	569	1,138			63.04	35,870
	9/19/2022								863		43.50	37,540
	9/19/2022									3,000	43.50	37,545
A.J. Pearce			—	350,000	1,050,000
	8/1/2022					1,029	4,114	8,228			$48.62	200,023
	8/1/2022					1,029	4,114	8,228			63.04	259,346
	9/30/2020	(5)							7,516		52.37	131,187
	9/16/2021	(5)							6,026		52.37	210,370
	9/19/2022								6,897		43.50	300,020
	9/23/2016	(5)								37,721	35.14	42,774
	9/22/2017	(5)								34,071	36.85	63,792
	9/25/2018	(5)								29,800	43.98	146,545
	9/20/2019	(5)								27,262	54.05	294,647
	9/30/2020	(5)								34,181	39.92	357,249
	9/16/2021	(5)								25,620	49.79	343,168
	9/19/2022									23,995	43.50	300,298
(1)At its July 2022 meeting, the Committee approved the values of the annual cash incentive award threshold, target and maximums under the Company's annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year.

(2)This award represents PRSUs granted August 1, 2022, as part of the annual fiscal 2023 equity grant. Payout opportunities will range from 0% to 200% of the target award. Target payout is set at 100% of award value, with threshold and maximum payouts set at 25% and 200% of target award value, respectively.
(3)The RSU awards vest equally over three years.
(4)This column shows the exercise price for stock options awards and per-unit value of RSUs and PRSUs on the date of grant.The exercise price or base price for PRSU awards with a market condition granted on August 1, 2022, is based on a third-party valuation involving the use of a Monte Carlo simulation. The exercise price or base price for the remaining option, RSU, and PRSU awards is the average of the high and low prices of the Company’s Class A Common Stock as reported by the NYSE on the date of the grant.
(5)Effective April 14, 2023, Mr. Pearce resigned from his position as Chief Financial Officer and Treasurer of the Company. As part of the resignation agreement, Mr. Pearce received full vesting of his outstanding stock options and RSUs that were granted on September 30, 2020 and September 16, 2021. In addition, all vested outstanding stock options as of April 28, 2023 for Mr. Pearce retained their original expiration date as stated in their respective award agreements. The incremental fair value related to these modified awards are reported in this table.

Outstanding Equity Awards at July 31, 2023

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
R.R. Shaller	23,576	—		$35.14	9/23/2026
	21,295	—		36.85	9/22/2027
	22,012	—		43.98	9/25/2028
	20,137	—		54.05	9/20/2029
	17,091	8,545	(1)	39.92	9/30/2030
	6,832	13,664	(2)	49.79	9/16/2031
	20,310	40,618	(3)	46.70	4/1/2032
						3,700	(4)	$190,846
						1,879	(5)	96,919
						3,214	(6)	165,778
						3,569	(7)	184,089
						10,856	(8)	559,952
									4,831	(9)	$249,183
									2,897	(10)	149,427
									2,897	(11)	149,427
									10,428	(12)	537,876
									10,428	(13)	537,876

A.E. Thornton	4,080	—		$35.14	9/23/2026
	3,775	—		36.85	9/22/2027
	3,302	—		43.98	9/25/2028
	3,021	—		54.05	9/20/2029
	2,849	1,424	(1)	39.92	9/30/2030
	1,139	2,277	(2)	49.79	9/16/2031
	—	4,000	(14)	43.50	9/19/2032
						313	(5)	$16,145
						4,459	(15)	229,995
						536	(6)	27,647
						1,150	(16)	59,317

O. Bojarski						12,263	(17)	$632,526

B.N. Curran	2,258	—		$36.85	9/22/2027
	3,951	—		43.98	9/25/2028
	6,196	—		54.05	9/20/2029
	5,064	2,532	(1)	39.92	9/30/2030
	1,708	3,416	(2)	49.79	9/16/2031
	—	4,799	(14)	43.50	9/19/2032
						556	(5)	$28,678
						804	(6)	41,470
						1,380	(16)	71,180
									1,432	(9)	$73,863

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
									725	(10)	37,396
									725	(11)	37,396
									823	(12)	42,450
									823	(13)	42,450

A.T. Gorman	5,824	2,912	(1)	$39.92	9/30/2030
	2,157	4,312	(2)	49.79	9/16/2031
	—	6,059	(14)	43.50	9/19/2032
						640	(5)	$33,011
						1,014	(6)	52,302
						1,742	(16)	89,852
									1,646	(9)	$84,901
									915	(10)	47,196
									915	(11)	47,196
									1,039	(12)	53,592
									1,039	(13)	53,592

P. Deman (18)

A.J. Pearce (19)	51,375	—		$19.96	9/25/2025
	37,721	—		35.14	9/23/2026
	34,071	—		36.85	9/22/2027
	29,800	—		43.98	9/25/2028
	27,262	—		54.05	9/20/2029
	34,181	—		39.92	9/30/2030
	25,620	—		49.79	9/16/2031
(1)The remaining options vest on September 30, 2023.
(2)One-half of the options vest on September 16, 2023, and the remaining options vest on September 16, 2024.
(3)Effective April 1, 2022, Mr. Shaller was awarded 60,928 shares of stock options as part of his appointment to President, CEO and Director. One-half of the options vest on April 1, 2024, and the remaining options vest on April 1, 2025.
(4)Effective September 20, 2019, Mr. Shaller was awarded 9,251 RSUs for retention purposes. The RSUs vest in increments of 10%, 20%, 30%, and 40% upon the first, second, third and fourth anniversaries of the grant date. The remaining units vest on September 20, 2023.
(5)This award represents RSUs awarded on September 30, 2020 as part of the annual fiscal 2021 equity grant. The remaining units vest on September 30, 2023.
(6)This award represents RSUs awarded on September 16, 2021 as part of the annual fiscal 2022 equity grant. One-half of the units vest on September 16, 2023 and the remaining units vest on September 16, 2024.
(7)Effective April 1, 2022, Mr. Shaller was awarded a one-time special equity grant of 5,354 RSUs as part of his appointment to President, CEO and Director. One-half of the units vest on April 1, 2024, and the remaining units vest on April 1, 2025.
(8)Effective April 1, 2022, Mr. Shaller was awarded 16,285 RSUs as part of his appointment to President, CEO and Director. This award represents Mr. Shaller's fiscal 2024 annual equity grant in which he received at an earlier grant date of April 1, 2023 to correspond with timing of his appointment to President, CEO and Director. One-half of the units vest on April 1, 2024, and the remaining units vest on April 1, 2025.

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
(10)This award represents PRSUs awarded on August 2, 2021, as part of the annual fiscal 2022 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined relative to the Company's revenue performance measured with respect to organic revenue growth over four equally-weighted performance periods. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(11)This award represents PRSUs awarded on August 2, 2021, as part of the annual fiscal 2022 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(12)This award represents PRSUs awarded on August 1, 2022, as part of the annual fiscal 2023 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined relative to the Company's revenue performance measured with respect to organic revenue growth over four equally-weighted performance periods. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(13)This award represents PRSUs awarded on August 1, 2022, as part of the annual fiscal 2023 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(14)One-third of the options vest on September 19, 2023, one-third of the options vest on September 19, 2024, and one-third of the options vest on September 19, 2025.
(15)Effective June 21, 2021, Ms. Thornton was awarded 4,459 RSUs for retention purposes. The RSUs vest in equal increments upon the third and fourth anniversaries of the grant date.
(16)This award represents RSUs awarded on September 19, 2022 as part of the annual fiscal 2023 equity grant. One third of the units vest on September 19, 2023, one-third of the units vest on September 19, 2024 and one-third of the units vest on September 19, 2025.
(17)Effective August 25, 2022, Mr. Bojarski was awarded 12,263 RSUs as part of his appointment as President - Identification Solutions. One-third of the units vest on August 25, 2023, one-third of the units vest on August 25, 2024 and one-third of the units vest on August 25, 2025.
(18)Mr. Deman had no option awards or stock awards outstanding as of July 31, 2023.
(19)As part of Mr. Pearce's resignation agreement, he received his outstanding stock options and RSUs that were granted on September 30, 2020 and September 16, 2021. All vested outstanding stock options that were granted prior to September 17, 2021 retained their original expiration date as stated in their respective award agreements. All other equity awards, including PRSUs, held by Mr. Pearce that were not vested as of April 28, 2023 were forfeited.

Option Exercises and Stock Vested for Fiscal 2023
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2023 to the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
R.R. Shaller	—	$—	17,261	$823,881
A.E. Thornton	—	—	3,371	160,427
O. Bojarski	—	—	—	—
B.N. Curran	—	—	2,125	93,605
A.T. Gorman	—	—	3,055	146,758
P. Deman	15,294	136,446	1,192	52,356
A.J. Pearce	—	—	16,162	755,632
(1)The value realized on exercise of stock options reflects the difference between the option exercise price and the market price at exercise multiplied by the number of shares.
(2)The value realized on vesting of stock awards reflects the number of shares vested multiplied by the market price (average of the high and low of the stock price) of the stock on the vest date.

Pension Benefits at July 31, 2023
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
The following table summarizes the actuarial present value of the pension benefit accumulated by Mr. Deman under the Brady Corporation Belgium Pension Plan as of July 31, 2023.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)(2)	Payments During Last Fiscal Year ($)
P. Deman	Brady Corporation Belgium Pension Plan	6.25	$43,867	$—
(1)The accumulated benefit will be paid to Mr. Deman in Euros. The amount shown in U.S. dollars was converted from Euro at the exchange rate as of July 31, 2023: 1 EUR= 1.1015 USD.
(2)The present value of the accumulated pension benefit was calculated using the following assumptions: A calculation date of July 31, 2023, a 3.95% discount rate, retirement occurring at normal retirement age of 65, and Belgium MR-5/FR-5 Mortality Tables. The valuation method used to determine the present value of the accumulated benefit is consistent with the method used for financial reporting purposes as of July 31, 2023. The value of the pension benefit Mr. Deman will ultimately receive will differ to the extent facts and circumstances vary from current assumptions.
The aggregate change in the present value of Mr. Deman's accumulated pension benefit within the Brady Corporation Belgium Pension Plan during fiscal 2023 was negligible and therefore was not included in the Summary Compensation Table.
Non-Qualified Deferred Compensation for Fiscal 2023
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2023 for the NEOs.

Name	Executive Contributions in Fiscal 2023 ($)	Company Contributions in Fiscal 2023 ($)	Aggregate Earnings in Fiscal 2023 ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at July 31, 2023 ($)
R.R. Shaller	$277,543	$86,139	$82,903	$—	$798,903
A.E. Thornton	5,650	11,300	11,334	—	71,496
O. Bojarski	38,077	—	3,041	—	41,118
B.N. Curran	22,021	24,162	75,452	—	1,404,966
A.T. Gorman	9,659	18,362	7,772	—	64,422
P. Deman	—	—	—	—	—
A.J. Pearce	508,570	57,892	472,092	—	3,452,123
The executive contribution amounts included in this table are derived from the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table. The Company's contribution amounts included in this table are reported in the All Other Compensation columns of the Summary Compensation Table. Amounts reported in the aggregate balance at July 31, 2023, net of historical earnings and losses were previously reported as compensation to the NEO in the Summary Compensation Table for previous years. See discussion of the Company's non-qualified deferred compensation plans in the Compensation Discussion and Analysis.

Potential Payments Upon Termination or Change in Control
As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into separate offer letters and change of control agreements with certain NEOs that provide for benefits following termination of employment and/or a change in control.
The offer letter entered into with Mr. Shaller dated March 11, 2022, provides that he is deemed an at-will employee, but will receive a severance benefit equal to equal to two times the sum of his base salary and target bonus, payable in monthly installments over a 24-month period, in the event his employment is terminated without cause or he resigns for good reason as described therein. The offer letter also contains 24-month non-competition and non-solicitation provisions, as well as standard confidentiality and non-disparagement provisions. None of the other NEOs have any severance agreements or similar arrangements that would apply outside of a change in control.
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
Following termination due to a change in control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs plus a multiplier of their annual cash incentive payment as discussed in their respective change of control agreements prior to the date the change of control occurs, payable in monthly installments over a 24-month period. If the payments upon termination due to change of control result in any excise tax incurred by Messrs. Shaller, Bojarski, Curran and Gorman and Ms. Thornton as a result of Section 280(g) of the Internal Revenue Code, the officer will be solely responsible for such excise tax. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executives in order to enforce the change of control agreement, in which the executive prevails. The Company's change of control agreements contain confidentiality provisions.
The following information and tables set forth the amount of payments to each NEO in the event of termination of employment as a result of a change of control. Ms. Thornton and Mr. Bojarski entered into change of control agreements which were effective April 14, 2023 and August 25, 2022, respectively. No other employment agreements providing specified payments upon termination have been entered into between the Company and any of the NEOs in fiscal year 2023.
Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.
•The amounts detailed in the tables assume that each NEO terminated employment on July 31, 2023. Accordingly, the tables reflect amounts earned as of July 31, 2023, and include estimates of amounts that would be paid to the NEO upon the termination or occurrence of a change in control. The actual amounts that would be paid to an NEO can only be determined at the time of termination.
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

Russell R. Shaller
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2023, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$1,590,000	$1,590,000	$2,659,929	$322,309	$25,000	$6,187,238
(1)Represents two times the base salary in effect at July 31, 2023.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2023.
(3)Represents the closing market price of $51.58 on 51,569 unvested RSUs and PRSU awards that would vest due to change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2021 award and target performance for the fiscal 2022 and 2023 awards.
(4)Represents the difference between the closing market price of $51.58 and the exercise price on 62,827 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.
The following table outlines the amount payable assuming that the severance terms of Mr. Shaller's offer letter were triggered on July 31, 2023, and the NEO was required to legally enforce the severance terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Total ($)
$1,590,000	$1,590,000	$3,180,000
(1)Represents two times the base salary in effect at July 31, 2023.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2023.
Ann E. Thornton
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2023, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$900,000	$630,000	$333,104	$53,000	$25,000	$1,941,104
(1)Represents two times the base salary in effect at July 31, 2023.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2023.
(3)Represents the closing market price of $51.58 on 6,458 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2021 award and target performance for the fiscal 2022 and 2023 awards.
(4)Represents the difference between the closing market price of $51.58 and the exercise price on 7,701 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.

Olivier Bojarski
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2023, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($)	Legal Fee Reimbursement ($) (4)	Total ($)
$880,000	$660,000	$632,526	$—	$25,000	$2,197,526
(1)Represents two times the base salary in effect at July 31, 2023.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2023.
(3)Represents the closing market price of $51.58 on 12,263 unvested RSUs that would vest due to the change in control.
(4)Represents the maximum reimbursement of legal fees allowed.
Bentley N. Curran
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2023, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$670,000	$400,504	$327,017	$74,414	$25,000	$1,496,935
(1)Represents two times the base salary in effect at July 31, 2023.
(2)Represents two times the average annual cash incentive payment received in the last three years ended July 31, 2023, 2022 and 2021.
(3)Represents the closing market price of $51.58 on 6,340 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2021 award and target performance for the fiscal 2022 and 2023 awards.
(4)Represents the difference between the closing market price of $51.58 and the exercise price on 10,747 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.
Andrew T. Gorman
The following table outlines the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2023, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$651,000	$237,349	$406,605	$90,629	$25,000	$1,410,583
(1)Represents two times the base salary in effect at July 31, 2023.
(2)Represents the average annual cash incentive payment received in the last two years ended July 31, 2023 and 2022.
(3)Represents the closing market price of $51.58 on 7,883 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2021 award and target performance for the fiscal 2022 and 2023 awards.
(4)Represents the difference between the closing market price of $51.58 and the exercise price on 13,283 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.

Pascal Deman
Mr. Deman resigned as Vice President, General Manager - Workplace Safety effective October 3, 2022, and remained employed by the Company through January 4, 2023, the date of separation. The Company entered into a written agreement with Mr. Deman in connection with his resignation that provided for payment of his salary and benefits through January 4, 2023. In addition, Mr. Deman's written agreement provided for payment of a bonus, severance pay, settlement indemnity, as well as reimbursement for outplacement services up to € 10,000. All unvested equity awards held by Mr. Deman were forfeited.
Aaron J. Pearce
Mr. Pearce resigned as Chief Financial Officer and Treasurer of the Company effective April 14, 2023, and remained employed by the Company through April 28, 2023. The Company entered into a written agreement with Mr. Pearce in connection with his resignation that provides for payment of his salary and benefits through April 28, 2023. In addition, Mr. Pearce will receive his base salary for 12 months, payment of his fiscal 2023 target annual bonus, and full vesting of his outstanding stock options and restricted stock units that were granted on September 30, 2020 and September 16, 2021. All vested outstanding stock options that were granted prior to September 17, 2021 would retain their original expiration date as stated in their respective award agreements. All other unvested equity awards, including all performance shares units, held by Mr. Pearce were forfeited.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock unit awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the NEOs should this event occur on July 31, 2023.

Name	Unvested RSUs and PRSUs as of July 31, 2023	RSUs and PRSUs Acceleration Gain $ (1)	Unvested, In-the-Money Stock Options as of July 31, 2023	Stock Option Acceleration Gain $ (2)
R.R. Shaller	51,569	$2,659,929	62,827	$322,309
A.E. Thornton	6,458	333,104	7,701	53,000
O. Bojarski	12,263	632,526	—	—
B.N. Curran	6,340	327,017	10,747	74,414
A.T. Gorman	7,883	406,605	13,283	90,629
(1)Represents the closing market price of $51.58 on unvested RSUs and PRSUs awards that would vest due to death or disability. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2021 award and target performance for the fiscal 2022 and 2023 awards.
(2)Represents the difference between the closing market price of $51.58 and the exercise price on unvested, in-the-money stock options that would vest due to death or disability.
CEO Pay Ratio Disclosure
Summarized below is the ratio of the total compensation of our CEO, Russell R. Shaller, to the total compensation of our median employee.
For fiscal 2023:
•the median of the annual total compensation of all of our employees, other than the CEO, was $54,525; and
•the annual total compensation of our CEO was $4,763,503.
Accordingly, the ratio of the CEO’s annual total compensation to the median of the annual total compensation of all other employees was approximately 87:1.
For our CEO, we used the total compensation of $3,242,497 for Mr. Shaller as reported in the Summary Compensation Table. However, because Mr. Shaller was appointed CEO on April 1, 2022, we included the amounts awarded to him as part of his appointment in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table to reflect the amounts he would have earned for fiscal 2023 had he not received awards as part of his appointment. The stock and option award values used in the pay ratio calculation were $1,924,899 and $760,497, respectively, rather than the values reported in the Summary Compensation Table of $1,164,390 and $0, respectively. We did not need to annualize the amounts in the "Salary", "Bonus", "Non-Equity Incentive Plan Compensation" or "All Other Compensation" columns of the Summary

Compensation Table, as the amounts shown in these columns were commensurate with his time as CEO for the entire fiscal year.
For our median employee, we elected to use the same employee identified as the median employee in fiscal 2021 for calculating the pay ratio in fiscal 2023. There were no material changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosures since we identified the median employee for determination of the CEO pay ratio in fiscal 2021.
To identify our median in 2021, as well as to determine the annual total compensation of our median employee in 2023, we used the following methodology and assumptions:
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
•Our median employee's total compensation for 2023 was calculated in the same manner as total compensation for each of the NEOs within the Summary Compensation Table and includes contributions to health and welfare benefits.

Pay Versus Performance
The following Pay Versus Performance table summarizes compensation for our principal executive officers ("PEOs") and the average compensation amounts to all other non-PEO NEOs as reported in the Summary Compensation Table ("SCT") for the past three fiscal years, as well as amounts for Compensation Actually Paid ("CAP") to these groups calculated and reported as required under new SEC disclosure requirements. The below table also includes the Company's Total Shareholder Return ("TSR") results, Peer Group TSR, net income and the Company selected performance measure - Operating Income. We have selected Operating Income as our primary financial measure we consider to be most important in linking performance to compensation actually paid as the Company's overall NEO compensation structure is designed to drive profitable growth leading to long-term shareholder value creation.

Pay Versus Performance Table (1) (2)
	Summary Compensation Table Total for PEO ($)		Compensation Actually Paid to PEO ($) (3)		Avg. Summary Compensation Table total for non-PEO NEOs ($)	Avg. Compensation Actually Paid to non-PEO NEOs ($) (3)	Value of Initial Fixed $100 Investment Based On:		Net Income (in thousands)	Operating Income (in thousands)
Year	Russell R. Shaller	J. Michael Nauman	Russell R. Shaller	J. Michael Nauman			Total Shareholder Return ($) (4)	Peer Group Total Shareholder Return ($) (4)
2023	$3,242,497	$—	$3,538,707	$—	$1,451,355	$1,168,258	$119	$179	$174,857	$225,213
2022	3,968,554	5,196,015	3,495,286	1,943,107	1,033,900	737,420	108	151	149,979	193,012
2021	—	6,006,185	—	7,053,521	1,454,883	1,664,845	121	151	129,659	167,127
(1)In fiscal 2022, J. Michael Nauman retired as the Company's PEO effective April 1, 2022. Effective that same day, Russell R. Shaller was appointed the Company's new PEO. Compensation information is provided separately for each PEO. Mr. Nauman was also the Company's PEO for fiscal 2021.
(2)The Company's non-PEO NEOs for each fiscal year were as follows:
2023: Ann E. Thornton, Olivier Bojarski, Bentley N. Curran, Andrew T. Gorman, Pascal Deman, and Aaron J. Pearce
2022: Aaron J. Pearce, Bentley N. Curran, Pascal Deman, Andrew T. Gorman, and Helena R. Nelligan
2021: Aaron J. Pearce, Bentley N. Curran, Helena R. Nelligan, and Russell R. Shaller
(3)The amounts shown for CAP have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s NEOs. These amounts reflect total compensation as set forth in the Summary Compensation Table above for each year, adjusted as described in the reconciliation tables below.

(4)The Peer Group TSR set forth in this table utilizes the S&P SmallCap 600 Industrials Index, which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K included in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities above. The comparison assumes $100 was invested for the period starting July 31, 2019, through the end of the listed year in the Company and in the S&P SmallCap 600 Industrials Index, respectively. Historical stock performance is not necessarily indicative of future stock performance.
Reconciliation of PEO SCT Total to CAP Reconciliation

Year	PEO Name	SCT Total	Less: Reported Value of Equity Awards (1)	Plus: Equity Award Adjustments (2)	CAP to PEO
2023	Russell R. Shaller	$3,242,497	$1,164,390	$1,460,600	$3,538,707
2022	Russell R. Shaller	3,968,554	2,608,892	2,135,624	3,495,286
2022	J. Michael Nauman	5,196,015	3,319,962	67,054	1,943,107
2021	J. Michael Nauman	6,006,185	3,303,853	4,351,189	7,053,521
(1)The reported value of equity awards represents the grant date fair value of equity-based awards granted each year. The total of the amounts reported in this column are the totals from the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for each applicable year.
(2)The equity award adjustments reflects the value of equity calculated in accordance with the SEC methodology for determining CAP for each year shown. These equity award adjustments are set forth in the PEO Equity Award Adjustments table below. For the equity values included in the below table, the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of the grant.
PEO Equity Award Adjustments

Year	PEO Name	Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value of Awards Granted in Prior Years that were Forfeited During the Year	Incremental Fair Value of Awards Modified During the Year	Equity Award Adjustments
2023	Russell R. Shaller	$1,097,234	$278,966	$84,400	$—	$—	$1,460,600
2022	Russell R. Shaller	2,561,417	(326,071)	(99,722)	—	—	2,135,624
2022	J. Michael Nauman	1,854,533	(1,058,794)	(385,483)	(343,202)	—	67,054
2021	J. Michael Nauman	4,429,964	286,408	(365,183)	—	—	4,351,189
Reconciliation of non-PEO NEOs (average) SCT Total to CAP Reconciliation

Year	SCT Total	Less: Reported Value of Equity Awards (1)	Plus: Equity Award Adjustments (2)	CAP to NEO (average)
2023	$1,451,355	$660,855	$377,758	$1,168,258
2022	1,033,900	381,363	84,883	737,420
2021	1,454,883	571,339	781,301	1,664,845
(1)The reported value of equity awards represents the grant date fair value of equity-based awards granted each year. The total of the amounts reported in this column are the totals from the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table for each applicable year.
(2)The equity award adjustments reflects the value of equity calculated in accordance with the SEC methodology for determining CAP for each year shown. These equity award adjustments are set forth in the PEO Equity Award Adjustments table below. For the equity values included in the below table, the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of the grant.

Non-PEO NEOs (average) Equity Award Adjustments

Year	Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value of Awards Granted in Prior Years that were Forfeited During the Year	Incremental Fair Value of Awards Modified During the Year	Equity Award Adjustments
2023	$217,810	$12,409	$(8,435)	$(108,981)	$264,955	$377,758
2022	307,242	(128,663)	(50,433)	(43,263)	—	84,883
2021	766,068	86,768	(71,535)	—	—	781,301
Description of Relationship Between NEO CAP and Company TSR
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and the Company’s cumulative TSR over the three-year period from fiscal 2021 through fiscal 2023.

Description of Relationship Between NEO CAP and Net Income
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our net income during fiscal 2021 through 2023.
Description of Relationship Between NEO CAP and Operating Income
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our operating income during fiscal 2021 through 2023.

Description of Relationship Between Company TSR and Peer Group TSR
The following chart compares our cumulative TSR over the three-year period from 2020 through 2022 to that of the S&P SmallCap 600 Industrials Index.
Fiscal 2023 Tabular List of Most Important Financial Performance Measures
The following table presents the financial performance measures that the Company considers to have been the most important in linking Compensation Actually Paid to our PEO and other NEOs in fiscal 2023 to Company performance. The measures in this table are not ranked.

Most Important Performance Measures
Operating Income
Organic Sales Growth
Total Shareholder Return
Earnings Per Share

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
In fiscal 2023, the annual cash retainer paid to non-management directors was $67,500. Each member of the Audit Committee received an annual retainer of $15,000, and an additional annual retainer of $15,000 was paid to the Chair of the Audit Committee; each member of the Management Development and Compensation Committee received an annual retainer of $12,000, and an additional annual retainer of $12,000 was paid to the Chair; and each member of the Corporate Governance, Finance and Technology Committees received an annual retainer of $10,000, and an additional annual retainer of $10,000 was paid to each committee chair. The ESG Liaison received an annual retainer of $15,000. Non-management directors do not receive meeting fees. The annual cash retainers were pro-rated in situations where there are changes to committee members or committee chairs that take place during the fiscal year. Non-management directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved by the Board as required. No such special assignment fees were paid in fiscal year

2023.
In fiscal 2023, the Chair of the Board, Bradley C. Richardson, was paid an annual fee of $80,000.
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
On August 30, 2022, the Board approved an annual stock-based compensation award of $116,500 fair value of unrestricted shares of Class A Common Stock with a grant date fair value of $43.50 per share, for each non-management director, effective September 19, 2022.
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
Director Compensation Table — Fiscal 2023

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Patrick W. Allender	$113,750	$—	$116,537	$230,287
David S. Bem	105,750	—	116,537	222,287
Elizabeth P. Bruno	108,750	—	116,537	225,287
Joanne Collins Smee	89,283	—	116,537	205,820
Nancy L. Gioia	102,750	—	116,537	219,287
Frank W. Harris (3)	24,250	—	116,537	140,787
Vineet Nargolwala	88,750	—	116,537	205,287
Bradley C. Richardson	214,083	—	116,537	330,620
Michelle E. Williams	122,694	—	116,537	239,231
(1)No stock options were awarded to non-management directors in fiscal 2023. Outstanding option awards at July 31, 2023, for each individual who served as director in fiscal 2023 include the following: Mr. Allender, 8,500; Ms. Gioia, 8,500; and Mr. Harris, 3,250. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is exercised.
(2)Represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2023 as compensation for their services. The shares of unrestricted stock granted to the non-management directors were valued at the average of the high and low market price of $43.50 on September 19, 2022, for those non-management directors on the board as of that grant date.
(3)Mr. Harris retired from the Board on November 16, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on July 31, 2023. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership (2)
Class B Common Stock	EBL GST Non-Exempt Stock B Trust (1) c/o Elizabeth P. Bruno 2002 S. Hawick Ct. Chapel Hill, NC 27516	1,769,304	50%
	William H. Brady III Living Trust dated November 1, 2013 (3)	1,769,304	50%
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
(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each director and NEO individually and by all directors and Officers of the Company as a group as of July 31, 2023. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership (4)(5)(6)	Percent of Ownership
Class A Common Stock	Elizabeth P. Bruno (1)	978,385	2.2%
	Aaron J. Pearce (2)	334,245	0.7%
	Russell R. Shaller	208,041	0.5%
	Patrick W. Allender (3)	128,440	0.3%
	Bradley C. Richardson	73,115	0.2%
	Bentley N. Curran	36,846	0.1%
	Nancy L. Gioia	35,491	0.1%
	Ann E. Thornton	32,610	0.1%
	Andrew T. Gorman	17,567	*
	Michelle E. Williams	17,398	*
	David S. Bem	11,958	*
	Joanne Collins Smee	5,145	*
	Vineet Nargolwala	5,145	*
	Olivier Bojarski	4,088	*
	All Officers and Directors as a Group (14 persons)	1,888,474	4.2%

Class B Common Stock	Elizabeth P. Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.
(1)Ms. Bruno’s holdings of Class A Common Stock include 600,000 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority and 16,530 shares owned by trusts in which she is a co-trustee.

Ms. Bruno’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.
(2)Effective April 14, 2023, Mr. Pearce resigned from his position as Chief Financial Officer and Treasurer of the Company. As such, he was no longer serving as an officer of the Company as of July 31, 2023.
(3)Mr. Allender's holdings of Class A Common Stock include 32,672 shares owned by the Patrick and Deborah Allender Irrevocable Trust.
(4)The amount shown for all officers and directors individually and as a group (14 persons) includes options to acquire a total of 450,396 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2023, including the following: Mr. Pearce, 240,030 shares; Mr. Shaller, 138,085 shares; Mr. Allender, 8,500 shares; Mr. Curran, 22,485 shares; Ms. Gioia, 8,500 shares; Ms. Thornton, 20,639 shares; and Mr. Gorman, 12,157 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2023.
(5)The amount shown for all officers and directors individually and as a group (14 persons) includes unvested restricted stock units to acquire 14,781 shares of Class A Common stock, which will vest within 60 days of July 31, 2023, including the following: Mr. Shaller, 7,008 units; Mr. Curran, 1,366 units; Ms. Thornton, 652 units; Mr. Gorman, 1,667 units, and Mr. Bojarski, 4,088 units; It does not include unvested restricted stock awards or restricted stock units to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2023.
(6)The amount shown for all officers and directors individually and as a group (14 persons) includes Class A Common Stock owned in deferred compensation plans totaling 208,373 shares of Class A Common Stock, including the following: Ms. Bruno, 2,836 shares; Mr. Pearce, 3,977 shares; Mr. Allender, 87,178 shares; Mr. Richardson, 73,115 shares; Mr. Curran, 137 shares; Ms. Gioia, 15,586 shares; Dr. Williams, 15,255 shares; Ms. Collins Smee, 5,145 shares; and Mr. Nargolwala, 5,145 shares.
(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.
(d) Equity Compensation Plan Information

	As of July 31, 2023
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,744,099	$42.99	2,477,505
Equity compensation plans not approved by security holders	None	None	None
Total	1,744,099	$42.99	2,477,505
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
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s directors by their employers, was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2023. After consideration of these factors, the Board concluded that none of the directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2023, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 above for a discussion of director independence.
Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2023 and 2022. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2023 and 2022.

	2023	2022
	(Dollars in thousands)
Audit, audit-related and tax compliance:
Audit fees (1)	$1,159	$1,162
Tax fees — compliance	541	535
Subtotal audit, audit-related and tax compliance fees	1,700	1,697
Non-audit related:
Tax fees — planning and advice	325	375
Subtotal non-audit related fees	325	375
Total fees	$2,025	$2,072

(1)Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

	2023	2022
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.2 to 1	0.2 to 1

Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2023 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels also require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 101 of this Form 10-K.

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

3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-Laws of Brady Corporation, as amended September 14, 2020 (23)
4.1	Description of Brady Corporation Securities (3)
4.2	Form of Indenture (1)
*10.1	Change of Control Agreement, dated as of January 7, 2020, with Pascal Deman (18)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (37)
*10.5	Directors’ Deferred Compensation Plan, as amended (37)
*10.6	Change of Control Agreement, dated as of April 6, 2020, with Andrew T. Gorman
*10.7	Brady Corporation 2017 Omnibus Incentive Plan (27)
*10.8	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Settlement Agreement between Brady Corporation and Pascal Deman dated as of October 10, 2022 (14)
*10.11	Form of Fiscal 2021 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (18)
*10.12	Original Employment Contract between Brady Corporation and Brett Wilms effective June 1, 2018 (10)
*10.13	Form of Fiscal 2020 and Fiscal 2021 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.14	Form of Fiscal 2019 and Fiscal 2020 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.15	Complete and Permanent Release and Resignation Agreement between Brady Corporation and Aaron J. Pearce dated as of April 13, 2023 (16)
*10.16	Form of Fiscal 2020 and Fiscal 2021 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.17	Employment Offer Letter, dated as of March 11, 2022, with Russell R. Shaller (15)

*10.18	Change of Control Agreement, dated as of September 11, 2015, with Aaron J. Pearce (21)
*10.19	Form of Fiscal 2019 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.20	Restricted Stock Unit Agreement, dated as of April 1, 2022, with Russell R. Shaller (15)
*10.21	Restated Brady Corporation Restoration Plan, as amended (37)
*10.22	Change of Control Agreement, dated as of April 1, 2022, with Russell R. Shaller (15)
*10.23	Employment Offer Letter, dated as of February 19, 2020, with Andrew T. Gorman
*10.24	Form of Fiscal 2023 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan
*10.25	Form of Fiscal 2022 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (34)
*10.26	Employment Offer Letter, dated as of August 3, 2022, with Oliver Bojarski (12)
*10.27	Form of Fiscal 2019 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.28	Employee Non-Compete and Non-Disclosure Agreement, dated as of August 3, 2022, between Brady Corporation and Oliver Bojarski (12)
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
10.48
Second Amendment to Credit Agreement, dated as of November 14, 2022, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent (35)

*10.49	Employment Offer Letter between Brady Corporation and Ann E. Thornton dated as of April 14, 2023 (16)
*10.50	Change of Control Agreement between Brady Corporation and Ann E. Thornton dated as of April 14, 2023 (16)
*10.51	Employment Contract Addendum between Brady Corporation and Brett Wilms effective February 1, 2023 (10)
*10.52	Change of Control Agreement between Brady Corporation and Brett Wilms dated as of January 10, 2023 (10)
*10.53	Executive Deferred Compensation Plan, As Amended and Restated Effective September 5, 2023
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton
32.1	Section 1350 Certification of Russell R. Shaller
32.2	Section 1350 Certification of Ann E. Thornton
101	Interactive Data File
104	Cover Page Inline XBRL data (Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
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
(5)Reserved
(6)Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 25, 2014
(7)Reserved
(8)Reserved
(9)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014
(10)Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 1, 2023
(11)Reserved
(12)Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 5, 2022
(13)Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014
(14)Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 11, 2022
(15)Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 16, 2022
(16)Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 19, 2023
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
(28)Reserved
(29)Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 2012
(30)Incorporated by reference to Registrant's Current Report on Form 8-K filed April 16, 2021
(31)Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2012
(32)Incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended July 31, 2013
(33)Incorporated by reference to Registrant's Current Report on Form 8-K filed July 14, 2016
(34)Incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended July 31, 2021
(35)Incorporated by reference to Registrant's Current Report on Form 8-K filed November 17, 2022
(36)Incorporated by reference to Registrant's Current Report on Form 8-K filed May 26, 2021
(37)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018
(38)Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 1, 2019
Item 16. Form 10-K Summary
None.
BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2023	2022	2021
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for credit losses:
Balances at beginning of period	$7,355	$7,306	$7,157
Additions — Due to acquired businesses	—	—	388
Additions — Charged to expense	1,433	859	803
Deductions — Bad debts written off, net of recoveries	(321)	(810)	(1,042)
Balances at end of period	$8,467	$7,355	$7,306
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$29,877	$23,009	$16,309
Additions — Due to acquired businesses	—	—	2,957
Additions — Charged to expense	9,580	10,198	4,908
Deductions — Inventory write-offs	(3,602)	(3,330)	(1,165)
Balances at end of period	$35,855	$29,877	$23,009
Valuation allowances against deferred tax assets:
Balances at beginning of period	$47,276	$51,069	$58,809
Additions — Due to acquired businesses	—	—	1,351
Additions — Charged to expense	5,852	48	4,168
Deductions — Valuation allowances reversed/utilized	(378)	(3,841)	(13,259)
Balances at end of period	$52,750	$47,276	$51,069

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of September 2023.

BRADY CORPORATION
By:	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

Signature	Title
/s/ RUSSELL R. SHALLER	President and Chief Executive Officer; Director
Russell R. Shaller	(Principal Executive Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ DAVID S. BEM
David S. Bem	Director
/s/ ELIZABETH P. BRUNO
Elizabeth P. Bruno	Director
/s/ JOANNE COLLINS SMEE
Joanne Collins Smee	Director
/s/ NANCY L. GIOIA
Nancy L. Gioia	Director
/s/ VINEET NARGOLWALA
Vineet Nargolwala	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ MICHELLE E. WILLIAMS
Michelle E. Williams	Director

*	Each of the above signatures is affixed as of September 5, 2023.