Form 10-Q
period 2023-10-31
BRADY CORP
filed 2023-11-16
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of November 14, 2023, there were 44,792,514 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2023	July 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,352	$151,532
Accounts receivable, net of allowance for credit losses of $6,923 and $8,467, respectively	179,970	184,420
Inventories	166,916	177,078
Prepaid expenses and other current assets	12,827	11,790
Total current assets	535,065	524,820
Property, plant and equipment—net	143,792	142,149
Goodwill	583,702	592,646
Other intangible assets	58,774	62,096
Deferred income taxes	14,931	15,716
Operating lease assets	26,860	29,688
Other assets	20,289	22,142
Total	$1,383,413	$1,389,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,512	$79,855
Accrued compensation and benefits	57,566	71,470
Taxes, other than income taxes	14,249	13,575
Accrued income taxes	17,970	12,582
Current operating lease liabilities	13,225	14,726
Other current liabilities	69,172	65,828
Total current liabilities	251,694	258,036
Long-term debt	52,267	49,716
Long-term operating lease liabilities	14,483	16,217
Other liabilities	69,977	74,369
Total liabilities	388,421	398,338
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 44,868,082 and 45,008,724 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	352,421	351,771
Retained earnings	1,057,773	1,021,870
Treasury stock—6,393,405 and 6,252,763 shares, respectively, of Class A nonvoting common stock, at cost	(300,467)	(290,209)
Accumulated other comprehensive loss	(115,283)	(93,061)
Total stockholders’ equity	994,992	990,919
Total	$1,383,413	$1,389,257

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended October 31,
	2023	2022
Net sales	$331,983	$322,569
Cost of goods sold	160,264	167,305
Gross margin	171,719	155,264
Operating expenses:
Research and development	15,702	13,933
Selling, general and administrative	96,287	89,945
Total operating expenses	111,989	103,878
Operating income	59,730	51,386
Other income (expense):
Investment and other income (expense)	438	(157)
Interest expense	(766)	(894)
Income before income taxes	59,402	50,335
Income tax expense	12,161	10,894
Net income	$47,241	$39,441
Net income per Class A Nonvoting Common Share:
Basic	$0.97	$0.79
Diluted	$0.97	$0.79
Net income per Class B Voting Common Share:
Basic	$0.96	$0.78
Diluted	$0.95	$0.77
Weighted average common shares outstanding:
Basic	48,505	49,868
Diluted	48,811	50,090

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2023	2022
Net income	$47,241	$39,441
Other comprehensive loss:
Foreign currency translation adjustments	(20,364)	(17,672)

Cash flow hedges:
Net (loss) gain recognized in other comprehensive loss	(294)	893
Reclassification adjustment for gains included in net income	(1,285)	(581)
	(1,579)	312

Pension and other post-retirement benefits actuarial gain amortization	(151)	(143)

Other comprehensive loss, before tax	(22,094)	(17,503)
Income tax (expense) benefit related to items of other comprehensive loss	(128)	66
Other comprehensive loss, net of tax	(22,222)	(17,437)
Comprehensive income	$25,019	$22,004

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended October 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)	$990,919
Net income	—	—	47,241	—	—	47,241
Other comprehensive loss, net of tax	—	—	—	—	(22,222)	(22,222)
Issuance of shares of Class A Common Stock under stock plan	—	(3,662)	—	3,927	—	265
Tax benefit and withholdings from deferred compensation distributions	—	149	—	—	—	149
Stock-based compensation expense	—	4,163	—	—	—	4,163
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(14,185)	—	(14,185)
Cash dividends on Common Stock:
Class A — $0.2350 per share	—	—	(10,565)	—	—	(10,565)
Class B — $0.2184 per share	—	—	(773)	—	—	(773)
Balances at October 31, 2023	$548	$352,421	$1,057,773	$(300,467)	$(115,283)	$994,992

	Three months ended October 31, 2022
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)	$911,298
Net income	—	—	39,441	—	—	39,441
Other comprehensive loss, net of tax	—	—	—	—	(17,437)	(17,437)
Issuance of shares of Class A Common Stock under stock plan	—	(2,226)	—	1,071	—	(1,155)
Tax benefit and withholdings from deferred compensation distributions	—	66	—	—	—	66
Stock-based compensation expense	—	2,958	—	—	—	2,958
Repurchase of shares of Class A Common Stock	—	—	—	(12,070)	—	(12,070)
Cash dividends on Common Stock:
Class A — $0.2300 per share	—	—	(10,621)	—	—	(10,621)
Class B — $0.2134 per share	—	—	(755)	—	—	(755)
Balances at October 31, 2022	$548	$346,064	$920,482	$(228,855)	$(126,514)	$911,725

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2023	2022
Operating activities:
Net income	$47,241	$39,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,466	8,665
Stock-based compensation expense	4,163	2,958
Deferred income taxes	(2,225)	(1,705)
Other	1,137	(383)
Changes in operating assets and liabilities:
Accounts receivable	(2,205)	(627)
Inventories	6,152	(9,582)
Prepaid expenses and other assets	(1,488)	(2,563)
Accounts payable and accrued liabilities	(3,725)	(14,150)
Income taxes	5,757	5,945
Net cash provided by operating activities	62,273	27,999

Investing activities:
Purchases of property, plant and equipment	(11,279)	(3,861)
Net cash used in investing activities	(11,279)	(3,861)

Financing activities:
Payment of dividends	(11,338)	(11,376)
Proceeds from exercise of stock options	2,598	349
Payments for employee taxes withheld from stock-based awards	(2,333)	(1,504)
Purchase of treasury stock	(14,121)	(12,070)
Proceeds from borrowing on credit agreement	38,551	36,000
Repayment of borrowing on credit agreement	(36,000)	(32,000)
Other	1,149	66
Net cash used in financing activities	(21,494)	(20,535)

Effect of exchange rate changes on cash and cash equivalents	(5,680)	(3,201)

Net increase in cash and cash equivalents	23,820	402
Cash and cash equivalents, beginning of period	151,532	114,069
Cash and cash equivalents, end of period	$175,352	$114,471

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2023
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2023 and July 31, 2023, its results of operations, cash flows and comprehensive income for the three months ended October 31, 2023 and 2022. The condensed consolidated balance sheet as of July 31, 2023 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2023.

NOTE B — New Accounting Pronouncements
The Company did not adopt any new accounting standards in the three months ended October 31, 2023. The Company also assessed recent Accounting Standard Updates issued by the Financial Accounting Standards Board, and the Company does not expect any of the standards to have a material impact on its condensed consolidated financial statements or disclosures.

NOTE C — Additional Balance Sheet Information
Inventories
Inventories consisted of the following as of October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023
Finished products	$97,311	$103,350
Work-in-process	26,960	26,884
Raw materials and supplies	42,645	46,844
Total inventories	$166,916	$177,078
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $293,708 and $292,680 as of October 31, 2023 and July 31, 2023, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of October 31, 2023 and July 31, 2023 consisted of the following:

	October 31, 2023				July 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$1,087	$(970)	$117	3	$1,114	$(947)	$167
Customer relationships	9	63,508	(17,491)	46,017	9	64,513	(15,947)	48,566
Technology	5	9,157	(4,650)	4,507	5	9,313	(4,235)	5,078
Unamortized other intangible assets:
Tradenames	N/A	8,133	—	8,133	N/A	8,285	—	8,285
Total		$81,885	$(23,111)	$58,774		$83,225	$(21,129)	$62,096
The change in the gross carrying amount of other intangible assets as of October 31, 2023 compared to July 31, 2023 was due to the effect of currency fluctuations during the three-month period. Amortization expense on intangible assets was $2,355 and $3,631 for the three months ended October 31, 2023 and 2022, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of October 31, 2023, the Company did not have any finance leases.
Operating lease expense was $4,065 and $3,780 for the three months ended October 31, 2023 and 2022, respectively, which was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three months ended October 31, 2023 and 2022.
Supplemental cash flow information related to the Company's operating leases for the three months ended October 31, 2023 and 2022 was as follows:

	Three months ended October 31,
	2023	2022
Operating cash flows from operating leases	$4,431	$4,202
Operating lease assets obtained in exchange for new operating lease liabilities (1)	1,656	102
(1) Includes new leases and remeasurements or modifications of existing leases.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains from cash flow hedges and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2023:

	Unrealized gain (loss) on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2023	$1,641	$756	$(95,458)	$(93,061)
Other comprehensive loss before reclassification	(744)	—	(20,364)	(21,108)
Amounts reclassified from accumulated other comprehensive loss	(963)	(151)	—	(1,114)
Ending balance, October 31, 2023	$(66)	$605	$(115,822)	$(115,283)

The increase in accumulated other comprehensive loss as of October 31, 2023 compared to July 31, 2023 was primarily due to the appreciation of the U.S. dollar against certain other currencies during the three-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2022 were as follows:

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
The increase in the accumulated other comprehensive loss as of October 31, 2022 compared to July 31, 2022 was primarily due to the appreciation of the U.S. dollar against certain other currencies during the three-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the three months ended October 31, 2023 and 2022, unrealized gains on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans were reclassified into "Investment and other income (expense)" on the condensed consolidated statements of income.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive loss for the three months ended October 31, 2023 and 2022:

	Three months ended October 31,
	2023	2022
Income tax (expense) benefit related to items of other comprehensive loss:
Cash flow hedges	$(128)	$66

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
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,870 and $2,757 as of October 31, 2023 and July 31, 2023, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $314 and $306 during the three months ended October 31, 2023 and 2022, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at October 31, 2023, the Company expects to recognize 31% by the end of fiscal 2024, an additional 30% by the end of fiscal 2025, and the remaining balance thereafter.

NOTE H — Segment Information
The Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments.

The following is a summary of net sales by segment and geographic region for the three months ended October 31, 2023 and 2022:

	Three months ended October 31,
	2023	2022
Net sales:
Americas & Asia
Americas	$196,286	$191,329
Asia	25,340	27,166
Total	$221,626	$218,495
Europe & Australia
Europe	96,333	90,192
Australia	14,024	13,882
Total	$110,357	$104,074

Total Company	$331,983	$322,569
The following is a summary of segment profit for the three months ended October 31, 2023 and 2022:

	Three months ended October 31,
	2023	2022
Segment profit:
Americas & Asia	$49,897	$41,145
Europe & Australia	16,744	16,758
Total Company	$66,641	$57,903
The following is a reconciliation of segment profit to income before income taxes for the three months ended October 31, 2023 and 2022:

	Three months ended October 31,
	2023	2022
Total profit from reportable segments	$66,641	$57,903
Unallocated amounts:
Administrative costs	(6,911)	(6,517)
Investment and other income (expense)	438	(157)
Interest expense	(766)	(894)
Income before income taxes	$59,402	$50,335

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
Total stock-based compensation expense recognized during the three months ended October 31, 2023 and 2022 was $4,163 and $2,958, respectively. The total income tax benefit recognized in the condensed consolidated statements of income was $425 and $192 during the three months ended October 31, 2023 and 2022, respectively.

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
The Company has estimated the fair value of its time-based options granted during the three months ended October 31, 2023 and 2022, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2023	2022
Expected term (in years)	5.4	5.7
Expected volatility	30.2%	29.6%
Expected dividend yield	1.9%	2.0%
Risk-free interest rate	4.7%	3.7%
The following is a summary of stock option activity for the three months ended October 31, 2023:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2023	1,546,783	$42.05
Granted	52,097	54.80
Exercised	(174,370)	36.57
Forfeited	(5,433)	48.82
Outstanding at October 31, 2023	1,419,077	$43.17	6.0	$12,727
Exercisable at October 31, 2023	1,195,029	$42.17	5.4	$11,851
The following table summarizes additional stock option information:

	Three months ended October 31,
	2023	2022
Weighted-average fair value of options granted during the period	$16.42	$12.06
Intrinsic value of options exercised during the period (in thousands)	3,410	364
Fair value of options vested during the period (in thousands)	1,729	2,458
Cash received from the exercise of stock options during the period (in thousands)	2,598	349
Tax benefit on options exercised during the period (in thousands)	841	91
As of October 31, 2023, total unrecognized compensation cost related to stock options was $1,608 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.1 years.
RSUs
RSUs issued under the plan have a grant date fair value equal to the market price of the Company's stock at the date of grant and generally vest ratably over three years, with one-third vesting one year after the grant date and one-third additional in each of the succeeding two years.

The following is a summary of RSU activity for the three months ended October 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of July 31, 2023	133,868	$46.55
Granted	86,286	54.80
Vested	(53,888)	45.23
Forfeited	(1,483)	48.92
Non-vested RSUs as of October 31, 2023	164,783	$51.28
The RSUs granted during the three months ended October 31, 2022 had a weighted-average grant date fair value of $44.70. The total fair value of RSUs vested during three months ended October 31, 2023 and 2022 was $2,974 and $2,608, respectively.
As of October 31, 2023, total unrecognized compensation cost related to RSUs was $4,504 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.3 years.
PRSUs
PRSUs are contingent on the achievement of predetermined market and performance targets. The PRSUs granted under the plan vest at the end of a three-year performance period provided the service period and specified performance targets are met. For the PRSUs granted during the three months ended October 31, 2023, awards will vest based on achievement of performance conditions relating to Company revenue and diluted EPS targets. For the PRSUs granted during the three months ended October 31, 2022 and 2021, the vesting criteria for 50% of the grant is based upon the Company's total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index over a three-year performance period, and the vesting criteria for the other 50% of the grant is based upon Company revenue targets.
The PRSUs granted during the three months ended October 31, 2023 had a fair value determined by the average of the high and low stock price on the date of the grant. For unvested awards with a market value condition, a third-party valuation is utilized to determine the fair value using a Monte Carlo simulation for that portion of the award.
The following is a summary of PRSU activity for the three months ended October 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested PRSUs as of July 31, 2023	63,448	$58.39
Granted	65,956	51.16
Vested	(2,786)	60.73
Forfeited	(19,436)	60.73
Non-vested PRSUs as of October 31, 2023	107,182	$53.46
The PRSUs granted during the three months ended October 31, 2022 had a weighted-average grant date fair value of $55.77. The total fair value of PRSUs vested during three months ended October 31, 2023 and 2022 was $141 and $889, respectively.
As of October 31, 2023, total unrecognized compensation cost related to PRSUs was $4,167 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.5 years.

NOTE J — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2023	2022
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$47,241	$39,441
Less:
Preferential dividends	(748)	(769)
Preferential dividends on dilutive stock options	(5)	(4)
Numerator for basic and diluted income per Class B Voting Common Share	$46,488	$38,668
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	48,505	49,868
Plus: Effect of dilutive equity awards	306	222
Denominator for diluted income per share for both Class A and Class B	48,811	50,090
Net income per Class A Nonvoting Common Share:
Basic	$0.97	$0.79
Diluted	$0.97	$0.79
Net income per Class B Voting Common Share:
Basic	$0.96	$0.78
Diluted	$0.95	$0.77
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 313,787 and 583,533 for the three months ended October 31, 2023 and 2022, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2023 and July 31, 2023:

	October 31, 2023	July 31, 2023	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$16,584	$18,288	Level 1
Foreign exchange contracts	247	492	Level 2
Liabilities:
Foreign exchange contracts	488	189	Level 2
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	October 31, 2023	July 31, 2023
Designated as cash flow hedges	$63,760	$39,661
Non-designated hedges	4,485	4,803
Total foreign exchange contracts	$68,245	$44,464
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of October 31, 2023 and July 31, 2023, unrealized gains of $2 and $1,580 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of October 31, 2023 and July 31, 2023, the cumulative balance recognized in accumulated other comprehensive income were losses of $238 and $1,746, respectively, on any outstanding foreign currency denominated debt obligations.

The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended October 31,
	2023	2022
(Losses) gains recognized in OCI:
Forward exchange contracts (cash flow hedges)	$(294)	$893
Foreign currency denominated debt (net investment hedges)	1,508	—
Gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	1,285	581
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	October 31, 2023			July 31, 2023
	Prepaid expenses and other current assets	Other current liabilities	Long-term Obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term Obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$235	$488	$—	$485	$189	$—
Foreign currency denominated debt (net investment hedges)	—	—	36,267	—	—	36,716
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	12	—	—	7	—	—
Total derivative instruments	$247	$488	$36,267	$492	$189	$36,716

NOTE M – Income Taxes
The income tax rate for the three months ended October 31, 2023 and 2022 was 20.5% and 21.6%, respectively. The decrease in income tax rate for three months ended October 31, 2023 was primarily due to tax benefits from stock-based compensation and other permanent adjustments. The Company expects its ongoing annual income tax rate to be approximately 22% based on its current global business mix and based on tax laws and statutory rates currently in effect.

NOTE N — Contingencies
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

NOTE O — Subsequent Events
On November 14, 2023, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.235 per share payable on January 31, 2024 to shareholders of record at the close of business on January 10, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. Within each of the reportable segments, the Company sells products under the product identification, wire identification, healthcare identification and safety and facility identification product lines to a diverse base of customers. The product identification, wire identification, and healthcare identification product lines include high-performance and innovative products that are designed, manufactured, and distributed within the Company’s value chain. The safety and facility identification product line includes a broad range of stock and custom products that the Company manufactures, as well as a wide variety of products that the Company purchases and resells as a distributor.
The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple industries and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. Brady's long-term sales growth and profitability will depend not only on the overall economic environment and our ability to successfully navigate changes in the macro environment, but also on our ability to develop and market innovative products, deliver a high level of customer service, advance our digital capabilities, and continuously improve the efficiency of our global operations. Our strategy for growth includes an increased focus on certain industries and products, streamlining our product offerings, expanding into higher growth end-markets, improving the overall customer experience, developing technologically advanced, innovative, and proprietary products, and improving our digital capabilities.
The following are key initiatives supporting our strategy in fiscal 2024:
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
We believe we have the financial strength to continue to invest in organic sales growth opportunities including sales, marketing and R&D as well as inorganic sales opportunities including acquisitions, while continuing to drive sustainable efficiency gains and automation in our operations and selling, general and administrative ("SG&A") functions and return capital to our shareholders in the form of dividends and share repurchases. At October 31, 2023, we had cash of $175.4 million, as well as a credit agreement with $245.8 million available for future borrowing, which can be increased up to $1,090.8 million at the Company's option and subject to certain conditions, for total available liquidity of $1,266.1 million.
We believe that our financial resources and liquidity levels including the remaining undrawn amount of the credit agreement and our ability to increase that credit line as necessary are sufficient to manage the continuing impact of economic or geopolitical events which may result in reduced sales, net income, or cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2023, for further discussion of the possible impact of global economic or geopolitical events on our business.

Results of Operations
The comparability of the operating results for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 has been impacted by the divestiture of two non-core businesses, one in March 2023 and another in October 2023. Both divestitures impacted the Americas & Asia reportable segment.
A comparison of results of operating income for the three months ended October 31, 2023 and 2022 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2023	% Sales	2022	% Sales
Net sales	$331,983		$322,569
Gross margin	171,719	51.7%	155,264	48.1%
Operating expenses:
Research and development	15,702	4.7%	13,933	4.3%
Selling, general and administrative	96,287	29.0%	89,945	27.9%
Total operating expenses	111,989	33.7%	103,878	32.2%
Operating income	$59,730	18.0%	$51,386	15.9%
References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with GAAP, excluding the impact of foreign currency translation and sales recorded from divested companies up to the first anniversary of their divestiture. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business .trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.
Net sales for the three months ended October 31, 2023 increased 2.9% to $332.0 million compared to $322.6 million in the same period in the prior year. The increase consisted of organic sales growth of 2.7% and an increase from foreign currency translation of 1.5%, partially offset by a decrease of 1.3% due to divestitures. Organic sales grew 3.3% in the Americas & Asia segment and 1.4% in the Europe & Australia segment during the three months ended October 31, 2023 compared to the same period in the prior year.
Gross margin increased 10.6% to $171.7 million in the three months ended October 31, 2023 compared to $155.3 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 51.7% in the three months ended October 31, 2023 compared to 48.1% in the same period in the prior year. The increase in gross margin as a percentage of net sales was primarily due to product mix, reductions in freight expenses, and improvements in inventory management.
R&D expenses increased 12.7% to $15.7 million in the three months ended October 31, 2023 compared to $13.9 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 4.7% in the three months ended October 31, 2023 compared to 4.3% in the same period in the prior year. The increase in R&D spending was primarily due to an increase in R&D headcount in the Americas & Asia segment. The Company remains committed to investing in new product development to increase sales within our businesses. Investments in new printing systems, materials and the build out of a comprehensive industrial track and trace solution remain the primary focus of R&D expenditures in fiscal 2024.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 7.1% to $96.3 million in the three months ended October 31, 2023 compared to $89.9 million in the same period in the prior year. As a percentage of sales, SG&A increased to 29.0% in the three months ended October 31, 2023, compared to 27.9% in the same period in the prior year. The increase in SG&A expenses was primarily due to increased headcount in sales and technology roles, foreign currency translation and investments in digital advertising, partially offset by a decrease in amortization expense.
Operating income increased 16.2% to $59.7 million in the three months ended October 31, 2023, compared to $51.4 million in the same period in the prior year. The increase in operating income was due to an increase in segment profit in the Americas & Asia segment as a result of organic sales growth and improved gross profit margin as noted above.

OPERATING INCOME TO NET INCOME

	Three months ended October 31,
(Dollars in thousands)	2023	% Sales	2022	% Sales
Operating income	$59,730	18.0%	$51,386	15.9%
Other income (expense):
Investment and other income (expense)	438	0.1%	(157)	—%
Interest expense	(766)	(0.2)%	(894)	(0.3)%
Income before income taxes	59,402	17.9%	50,335	15.6%
Income tax expense	12,161	3.7%	10,894	3.4%
Net income	$47,241	14.2%	$39,441	12.2%
Investment and other income was $0.4 million in the three months ended October 31, 2023 compared to investment and other expense of $0.2 million in the same period in the prior year. The change was primarily due to an increase in interest income which was partially offset by a decrease in the market value of securities held in deferred compensation plans.
Interest expense decreased to $0.8 million in the three months ended October 31, 2023 compared to $0.9 million in the same period in the prior year. The decrease in interest expense was primarily due to a decrease in outstanding borrowings on the Company's credit agreement, which was partially offset by an increase in interest rates on the Company's credit agreement compared to the same period in the prior year.
The Company’s income tax rate was 20.5% and 21.6% for the three months ended October 31, 2023 and 2022, respectively. Refer to Note M “Income Taxes” for additional information on the Company's income tax rates.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income (expense), income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three months ended October 31, 2023 and 2022:

	Three months ended October 31,
	2023	2022
SALES GROWTH INFORMATION
Americas & Asia
Organic	3.3%	4.0%
Currency	—%	(1.4)%
Divestiture	(1.9)%	—%
Total	1.4%	2.6%
Europe & Australia
Organic	1.4%	12.8%
Currency	4.6%	(17.0)%
Total	6.0%	(4.2)%
Total Company
Organic	2.7%	6.9%
Currency	1.5%	(6.6)%
Divestiture	(1.3)%	—%
Total	2.9%	0.3%
SEGMENT PROFIT
Americas & Asia	$49,897	$41,145
Europe & Australia	16,744	16,758
Total	$66,641	$57,903
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	22.5%	18.8%
Europe & Australia	15.2%	16.1%
Total	20.1%	18.0%

Americas & Asia
Americas & Asia net sales increased 1.4% to $221.6 million in the three months ended October 31, 2023 compared to $218.5 million in the same period in the prior year, which consisted of organic sales growth of 3.3% and a decrease of 1.9% due to the divestiture of two businesses.
Organic sales in the Americas increased in the mid-single digits in the three months ended October 31, 2023. Organic sales growth was primarily driven by the wire identification, safety and facility identification, and product identification product lines, which was partially offset by an organic sales decline in the healthcare identification product line.
Organic sales in Asia declined in the mid-single digits in the three months ended October 31, 2023. The organic sales decline was primarily driven by decreased volume in China, which was partially offset by increased volume in India and Japan.
Segment profit increased 21.3% to $49.9 million in the three months ended October 31, 2023 compared to $41.1 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 22.5% from 18.8% in the same period in the prior year. The increase in segment profit was primarily due to increased sales volumes in the Americas, reductions in freight costs, as well as our ongoing efforts to streamline manufacturing processes through automation.
Europe & Australia
Europe & Australia net sales increased 6.0% to $110.4 million in the three months ended October 31, 2023 compared to $104.1 million in the same period in the prior year, which consisted of organic sales growth of 1.4% and an increase from foreign currency translation of 4.6%.
Organic sales in Europe increased in the low-single digits in the three months ended October 31, 2023. Organic sales grew in the safety and facility identification product line, which was partially offset by an organic sales decline in the product identification and wire identification product lines. The increase in organic sales in Europe was primarily driven by growth in Western Europe, which was partially offset by a decline in sales in the United Kingdom.
Organic sales in Australia increased in the mid-single digits in the three months ended October 31, 2023. Organic sales were driven by consistent growth in both digital and sales from all other channels, which was primarily the result of price increases implemented in the prior year and sales volume in all major product lines.
Segment profit was essentially flat at $16.7 million in the three months ended October 31, 2023 compared to $16.8 million in the same period of the prior year. As a percentage of net sales, segment profit decreased to 15.2% from 16.1% in the same period of the prior year. The decrease in segment profit was primarily due to increasing labor and other costs as a result of ongoing inflation, which were partially offset by pricing actions taken by the Company implemented during the prior fiscal year.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2023, approximately 98% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.

Cash Flows
Cash and cash equivalents were $175.4 million at October 31, 2023, an increase of $23.8 million from July 31, 2023. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2023	2022
Net cash flow provided by (used in):
Operating activities	$62,273	$27,999
Investing activities	(11,279)	(3,861)
Financing activities	(21,494)	(20,535)
Effect of exchange rate changes on cash	(5,680)	(3,201)
Net increase in cash and cash equivalents	$23,820	$402
Net cash provided by operating activities was $62.3 million in the three months ended October 31, 2023, compared to $28.0 million in the same period of the prior year. The increase in cash provided by operating activities was primarily due to improved profitability and reduced inventory levels compared to elevated inventory levels in the prior year to reduce the risk of supply chain disruption.
Net cash used in investing activities consisted of $11.3 million of capital expenditures in the three months ended October 31, 2023, compared to $3.9 million of capital expenditures in the same period of the prior year. The increase in cash used in investing activities is primarily due to facility construction costs in Europe.
Net cash used in financing activities was $21.5 million in the three months ended October 31, 2023 compared to $20.5 million in the same period of the prior year. The increase in cash used in financing activities was primarily due to increased share repurchases during the three months ended October 31, 2023 compared to the same period in the prior year.
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
On December 21, 2021, the Company and certain of its subsidiaries entered into an amendment to the credit agreement dated August 1, 2019 to adjust to alternative benchmarks due to the elimination of the London Inter-bank Offered Rate (“LIBOR”).
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
As of October 31, 2023, the outstanding balance on the Company's credit agreement was $52.3 million. The maximum amount outstanding on the credit agreement during the three months ended October 31, 2023 was $56.2 million. As of October 31, 2023, the U.S. dollar-denominated borrowings of $16.0 million bear interest at 6.3%; the Euro-denominated borrowings of €25.0 million bear interest at 4.7%; and the British Pound-denominated borrowings of £8.0 million bear interest at 6.1%. The Company had letters of credit outstanding under the credit agreement of $2.0 million as of October 31, 2023 and there was $245.8 million available for future borrowing, which can be increased to $1,090.8 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2023, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.18 to 1.0 and the interest expense coverage ratio equal to 82.0 to 1.0.
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
•Potential write-offs of goodwill and other intangible assets
•Changes in tax legislation and tax rates
•Differing interests of voting and non-voting shareholders
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2023.
These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2023. There has been no material change in this information since the 2023 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company’s business, results of operations, financial condition, and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of Company’s Annual Report on Form 10-K for the year ended July 31, 2023. There have been no material changes from the risk factors set forth in the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company maintains a share repurchase program for the Company's Class A Nonvoting Common Stock. The program may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes.
On August 30, 2023, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock, which expanded upon the Company's prior authorization for a total authorized amount of $100.7 million. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. As of October 31, 2023, there were $95.9 million worth of shares authorized to purchase remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended October 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
August 1, 2023 - August 31, 2023	187,186	$49.51	187,186	$100,747
September 1, 2023 - September 30, 2023	—	—	—	100,747
October 1, 2023 - October 31, 2023	92,497	52.48	92,497	95,893
Total	279,683	$50.49	279,683	$95,893

ITEM 5. OTHER INFORMATION
During the three months ended October 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is identified in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton

32.1	Section 1350 Certification of Russell R. Shaller

32.2	Section 1350 Certification of Ann E. Thornton

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADY CORPORATION

Date: November 16, 2023	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2023	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)