Form 10-Q
period 2024-01-31
BRADY CORP
filed 2024-02-22
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of February 20, 2024, there were 44,792,961 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2024	July 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,860	$151,532
Accounts receivable, net of allowance for credit losses of $6,531 and $8,467, respectively	185,569	184,420
Inventories	164,944	177,078
Prepaid expenses and other current assets	12,147	11,790
Total current assets	506,520	524,820
Property, plant and equipment—net	190,777	142,149
Goodwill	590,535	592,646
Other intangible assets	57,108	62,096
Deferred income taxes	14,899	15,716
Operating lease assets	24,686	29,688
Other assets	23,079	22,142
Total	$1,407,604	$1,389,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,114	$79,855
Accrued compensation and benefits	56,408	71,470
Taxes, other than income taxes	13,345	13,575
Accrued income taxes	8,228	12,582
Current operating lease liabilities	12,758	14,726
Other current liabilities	66,449	65,828
Total current liabilities	237,302	258,036
Long-term debt	48,090	49,716
Long-term operating lease liabilities	12,510	16,217
Other liabilities	70,970	74,369
Total liabilities	368,872	398,338
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 44,792,328 and 45,008,724 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	353,794	351,771
Retained earnings	1,090,045	1,021,870
Treasury stock—6,469,159 and 6,252,763 shares, respectively, of Class A nonvoting common stock, at cost	(305,714)	(290,209)
Accumulated other comprehensive loss	(99,941)	(93,061)
Total stockholders’ equity	1,038,732	990,919
Total	$1,407,604	$1,389,257

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Net sales	$322,624	$326,249	$654,607	$648,818
Cost of goods sold	160,541	169,809	320,805	337,114
Gross margin	162,083	156,440	333,802	311,704
Operating expenses:
Research and development	16,832	15,377	32,534	29,310
Selling, general and administrative	91,325	92,282	187,612	182,227
Total operating expenses	108,157	107,659	220,146	211,537
Operating income	53,926	48,781	113,656	100,167
Other income (expense):
Investment and other income	2,684	968	3,122	811
Interest expense	(790)	(1,239)	(1,556)	(2,133)
Income before income taxes	55,820	48,510	115,222	98,845
Income tax expense	12,192	10,524	24,353	21,418
Net income	$43,628	$37,986	$90,869	$77,427
Net income per Class A Nonvoting Common Share:
Basic	$0.90	$0.76	$1.88	$1.55
Diluted	$0.90	$0.76	$1.86	$1.55
Net income per Class B Voting Common Share:
Basic	$0.90	$0.76	$1.86	$1.54
Diluted	$0.90	$0.76	$1.85	$1.53
Weighted average common shares outstanding:
Basic	48,374	49,745	48,440	49,806
Diluted	48,725	50,009	48,768	50,049

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Net income	$43,628	$37,986	$90,869	$77,427
Other comprehensive income (loss):
Foreign currency translation adjustments	14,591	30,562	(5,773)	12,890

Cash flow hedges:
Net gain recognized in other comprehensive income (loss)	1,083	776	789	1,669
Reclassification adjustment for gains included in net income	(254)	(217)	(1,539)	(798)
	829	559	(750)	871

Pension and other post-retirement benefits actuarial (gain) loss amortization	(151)	27	(302)	(116)

Other comprehensive income (loss), before tax	15,269	31,148	(6,825)	13,645
Income tax benefit (expense) related to items of other comprehensive income (loss)	73	(4)	(55)	62
Other comprehensive income (loss), net of tax	15,342	31,144	(6,880)	13,707
Comprehensive income	$58,970	$69,130	$83,989	$91,134

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended January 31, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2023	$548	$352,421	$1,057,773	$(300,467)	$(115,283)	$994,992
Net income	—	—	43,628	—	—	43,628
Other comprehensive income, net of tax	—	—	—	—	15,342	15,342
Issuance of shares of Class A Common Stock under stock plan	—	273	—	2,466	—	2,739
Stock-based compensation expense	—	1,100	—	—	—	1,100
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(7,713)	—	(7,713)
Cash dividends on Common Stock:
Class A — $0.2350 per share	—	—	(10,525)	—	—	(10,525)
Class B — $0.2350 per share	—	—	(831)	—	—	(831)
Balances at January 31, 2024	$548	$353,794	$1,090,045	$(305,714)	$(99,941)	$1,038,732

	Six months ended January 31, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)	$990,919
Net income	—	—	90,869	—	—	90,869
Other comprehensive loss, net of tax	—	—	—	—	(6,880)	(6,880)
Issuance of shares of Class A Common Stock under stock plan	—	(3,389)	—	6,393	—	3,004
Tax benefit and withholdings from deferred compensation distributions	—	149	—	—	—	149
Stock-based compensation expense	—	5,263	—	—	—	5,263
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(21,898)	—	(21,898)
Cash dividends on Common Stock:
Class A — $0.4700 per share	—	—	(21,090)	—	—	(21,090)
Class B — $0.4534 per share	—	—	(1,604)	—	—	(1,604)
Balances at January 31, 2024	$548	$353,794	$1,090,045	$(305,714)	$(99,941)	$1,038,732

	Three months ended January 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2022	$548	$346,064	$920,482	$(228,855)	$(126,514)	$911,725
Net income	—	—	$37,986	—	—	37,986
Other comprehensive income, net of tax	—	—	—	—	31,144	31,144
Issuance of shares of Class A Common Stock under stock plan	—	1,026	—	1,308	—	2,334
Stock-based compensation expense	—	1,423	—	—	—	1,423
Repurchase of shares of Class A Common Stock	—	—	—	(5,791)	—	(5,791)
Cash dividends on Common Stock:
Class A — $0.2300 per share	—	—	(10,603)	—	—	(10,603)
Class B — $0.2300 per share	—	—	(814)	—	—	(814)
Balances at January 31, 2023	$548	$348,513	$947,051	$(233,338)	$(95,370)	$967,404

	Six months ended January 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)	$911,298
Net income	—	—	77,427	—	—	77,427
Other comprehensive income, net of tax	—	—	—	—	13,707	13,707
Issuance of shares of Class A Common Stock under stock plan	—	(1,200)	—	2,379	—	1,179
Tax benefit and withholdings from deferred compensation distributions	—	66	—	—	—	66
Stock-based compensation expense	—	4,381	—	—	—	4,381
Repurchase of shares of Class A Common Stock	—	—	—	(17,861)	—	(17,861)
Cash dividends on Common Stock:
Class A — $0.4600 per share	—	—	(21,224)	—	—	(21,224)
Class B — $0.4434 per share	—	—	(1,569)	—	—	(1,569)
Balances at January 31, 2023	$548	$348,513	$947,051	$(233,338)	$(95,370)	$967,404

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2024	2023
Operating activities:
Net income	$90,869	$77,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,008	17,117
Stock-based compensation expense	5,263	4,381
Deferred income taxes	(3,640)	(5,234)
Other	947	(908)
Changes in operating assets and liabilities:
Accounts receivable	(5,030)	280
Inventories	10,078	(1,287)
Prepaid expenses and other assets	(1,187)	(3,502)
Accounts payable and accrued liabilities	(9,754)	(29,156)
Income taxes	(4,203)	(1,734)
Net cash provided by operating activities	98,351	57,384

Investing activities:
Purchases of property, plant and equipment	(60,832)	(8,167)
Other	—	11
Net cash used in investing activities	(60,832)	(8,156)

Financing activities:
Payment of dividends	(22,694)	(22,793)
Proceeds from exercise of stock options	5,366	2,688
Payments for employee taxes withheld from stock-based awards	(2,362)	(1,509)
Purchase of treasury stock	(21,797)	(17,861)
Proceeds from borrowing on credit agreement	69,145	71,036
Repayment of borrowing on credit agreement	(70,771)	(88,755)
Other	149	66
Net cash used in financing activities	(42,964)	(57,128)

Effect of exchange rate changes on cash and cash equivalents	(2,227)	2,041

Net decrease in cash and cash equivalents	(7,672)	(5,859)
Cash and cash equivalents, beginning of period	151,532	114,069

Cash and cash equivalents, end of period	$143,860	$108,210

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2024
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2024 and July 31, 2023, its results of operations and comprehensive income for the three and six months ended January 31, 2024 and 2023, and cash flows for the six months ended January 31, 2024 and 2023. The condensed consolidated balance sheet as of July 31, 2023 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

NOTE B — New Accounting Pronouncements
Standards not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The guidance is effective for the Company's fiscal 2025 Form 10-K and interim periods thereafter. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires expanded annual disclosures including the standardization and disaggregation of income tax rate reconciliation categories and the amount of income taxes paid by jurisdiction. The guidance is effective for the Company’s fiscal 2026 Form 10-K. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

NOTE C — Additional Balance Sheet Information
Inventories
Inventories consisted of the following as of January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023
Finished products	$96,003	$103,350
Work-in-process	26,200	26,884
Raw materials and supplies	42,741	46,844
Total inventories	$164,944	$177,078

Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $299,746 and $292,680 as of January 31, 2024 and July 31, 2023, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of January 31, 2024 and July 31, 2023 consisted of the following:

	January 31, 2024				July 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$600	$(533)	$67	3	$1,114	$(947)	$167
Customer relationships	9	64,261	(19,547)	44,714	9	64,513	(15,947)	48,566
Technology	5	9,274	(5,192)	4,082	5	9,313	(4,235)	5,078
Unamortized other intangible assets:
Tradenames	N/A	8,245	—	8,245	N/A	8,285	—	8,285
Total		$82,380	$(25,272)	$57,108		$83,225	$(21,129)	$62,096
The decrease in the gross carrying amount of other intangible assets as of January 31, 2024 compared to July 31, 2023 was primarily due to the effect of currency fluctuations during the six-month period.
Amortization expense of intangible assets was $2,364 and $3,258 for the three months ended January 31, 2024 and 2023, respectively, and $4,719 and $6,889 for the six months ended January 31, 2024 and 2023, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of January 31, 2024, the Company did not have any finance leases.
Operating lease expense was $3,804 and $3,868 for the three months ended January 31, 2024 and 2023, respectively, and $7,869 and $7,648 for the six months ended January 31, 2024 and 2023, respectively, which was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and six months ended January 31, 2024 and 2023.
Supplemental cash flow information related to the Company's operating leases for the six months ended January 31, 2024 and 2023 was as follows:

	Six months ended January 31,
	2024	2023
Operating cash outflows from operating leases	$8,585	$8,766
Operating lease assets obtained in exchange for new operating lease liabilities (1)	2,551	6,545
(1) Includes new leases and remeasurements or modifications of existing leases.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2024:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2023	$1,641	$756	$(95,458)	$(93,061)
Other comprehensive income (loss) before reclassification	350	—	(5,773)	(5,423)
Amounts reclassified from accumulated other comprehensive loss	(1,155)	(302)	—	(1,457)
Ending balance, January 31, 2024	$836	$454	$(101,231)	$(99,941)
The increase in accumulated other comprehensive loss as of January 31, 2024 compared to July 31, 2023 was primarily due to the appreciation of the U.S. dollar against certain other currencies during the six-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended January 31, 2023 were as follows:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2022	$954	$1,436	$(111,467)	$(109,077)
Other comprehensive income before reclassification	1,593	—	12,890	14,483
Amounts reclassified from accumulated other comprehensive loss	(598)	(178)	—	(776)
Ending balance, January 31, 2023	$1,949	$1,258	$(98,577)	$(95,370)
The decrease in accumulated other comprehensive loss as of January 31, 2023 compared to July 31, 2022 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the six-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the six months ended January 31, 2024 and 2023, unrealized gains on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the condensed consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive income (loss) for the three and six months ended January 31, 2024 and 2023:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Income tax benefit (expense) related to items of other comprehensive income (loss):
Cash flow hedges	$73	$58	$(55)	$124
Pension and other post-retirement benefits	—	(62)	—	(62)
Income tax benefit (expense) related to items of other comprehensive income (loss)	$73	$(4)	$(55)	$62

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

The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,979 and $2,757 as of January 31, 2024 and July 31, 2023, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $321 and $311 during the three months ended January 31, 2024 and 2023, respectively, and $635 and $617 during the six months ended January 31, 2024 and 2023, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at January 31, 2024, the Company expects to recognize 21% by the end of fiscal 2024, an additional 33% by the end of fiscal 2025, and the remaining balance thereafter.

NOTE H — Segment Information
The Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. The following is a summary of net sales by segment and geographic region for the three and six months ended January 31, 2024 and 2023:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Net sales:
Americas & Asia
Americas	$185,976	$195,102	$382,262	$386,431
Asia	25,667	24,965	51,007	52,131
Total	$211,643	$220,067	$433,269	$438,562
Europe & Australia
Europe	$98,371	$93,760	$194,704	$183,952
Australia	12,610	12,422	26,634	26,304
Total	$110,981	$106,182	$221,338	$210,256

Total Company	$322,624	$326,249	$654,607	$648,818
The following is a summary of segment profit for the three and six months ended January 31, 2024 and 2023:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Segment profit:
Americas & Asia	$43,895	$40,174	$93,792	$81,319
Europe & Australia	15,054	13,459	31,798	30,217
Total profit from reportable segments	$58,949	$53,633	$125,590	$111,536
Total profit from reportable segments is a measure of operating income that excludes administrative costs related to corporate functions that are otherwise included in the Company's operating income. The following is a reconciliation of total profit from reportable segments to income before income taxes for the three and six months ended January 31, 2024 and 2023:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Total profit from reportable segments	$58,949	$53,633	$125,590	$111,536
Unallocated amounts:
Administrative costs	(5,023)	(4,852)	(11,934)	(11,369)
Investment and other income	2,684	968	3,122	811
Interest expense	(790)	(1,239)	(1,556)	(2,133)
Income before income taxes	$55,820	$48,510	$115,222	$98,845

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$43,628	$37,986	$90,869	$77,427
Less:
Preferential dividends	—	—	(748)	(769)
Preferential dividends on dilutive stock options	—	—	(5)	(4)
Numerator for basic and diluted income per Class B Voting Common Share	$43,628	$37,986	$90,116	$76,654
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	48,374	49,745	48,440	49,806
Plus: Effect of dilutive equity awards	351	264	328	243
Denominator for diluted income per share for both Class A and Class B	48,725	50,009	48,768	50,049
Net income per Class A Nonvoting Common Share:
Basic	$0.90	$0.76	$1.88	$1.55
Diluted	$0.90	$0.76	$1.86	$1.55
Net income per Class B Voting Common Share:
Basic	$0.90	$0.76	$1.86	$1.54
Diluted	$0.90	$0.76	$1.85	$1.53
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 49,562 and 634,999 for the three months ended January 31, 2024 and 2023, respectively, and 181,674 and 609,266 for the six months ended January 31, 2024 and 2023, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2024 and July 31, 2023:

	January 31, 2024	July 31, 2023	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$18,825	$18,288	Level 1
Foreign exchange contracts	695	492	Level 2
Liabilities:
Foreign exchange contracts	28	189	Level 2

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	January 31, 2024	July 31, 2023
Designated as cash flow hedges	$26,552	$39,661
Non-designated hedges	4,716	4,803
Total foreign exchange contracts	$31,268	$44,464
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of January 31, 2024 and July 31, 2023, unrealized gains of $831 and $1,580 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of January 31, 2024 and July 31, 2023, the cumulative balance recognized in accumulated other comprehensive income were losses of $1,207 and $1,746, respectively, on any outstanding foreign currency denominated debt obligations.

The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$1,083	$776	$789	$1,669
Foreign currency denominated debt (net investment hedges)	(969)	(841)	539	(841)
Gains reclassified from OCI into cost of goods sold
Forward exchange contracts (cash flow hedges)	254	217	1,539	798
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	January 31, 2024			July 31, 2023
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$686	$28	$—	$485	$189	$—
Foreign currency denominated debt (net investment hedges)	—	—	35,090	—	—	36,716
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	9	—	—	7	—	—
Total derivative instruments	$695	$28	$35,090	$492	$189	36,716

NOTE L — Income Taxes
The income tax rate for the three months ended January 31, 2024 and 2023 was 21.8% and 21.7%, respectively. The income tax rate for the six months ended January 31, 2024 and 2023, was 21.1% and 21.7%, respectively. The decrease in the tax rate in the six-month period was primarily due to tax benefits from stock-based compensation and other permanent adjustments. The Company expects its ongoing annual income tax rate to be approximately 22% based on its current global business mix and based on tax laws and statutory rates currently in effect.

NOTE M — Contingencies
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

NOTE N — Subsequent Events
On February 20, 2024, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.235 per share payable on April 30, 2024, to shareholders of record at the close of business on April 9, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. Within each of the reportable segments, the Company sells products under the product identification, wire identification, healthcare identification and safety and facility identification product lines to a diverse base of customers. The product identification, wire identification, and healthcare identification product lines include high-performance and innovative products that are designed, manufactured, and distributed within the Company's value chain. The safety and facility identification product line includes a broad range of stock and custom products that the Company manufactures, as well as a wide variety of products that the Company purchases and resells as a distributor.
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
•Integrating acquisitions to further enhance our strategic position and accelerate long-term sales growth.
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
Macroeconomic Conditions and Trends
The Company has experienced, and expects to continue to experience, inflationary pressures and supply chain and other business disruptions through the end of fiscal 2024. While we have seen certain pressures alleviate, we expect raw materials and labor cost inflation to continue. Thus far, the Company has been able to mitigate the impact of inflation through pricing actions and the execution of sustainable efficiency gains.
We believe we have the financial strength to continue to invest in organic sales growth opportunities including sales, marketing and R&D, as well as inorganic sales opportunities including acquisitions, while continuing to drive sustainable efficiency gains and automation in our operations and selling, general and administrative ("SG&A") functions and return capital to our shareholders in the form of dividends and share repurchases. At January 31, 2024, we had cash of $143.9 million, as well as a credit agreement with $250.1 million available for future borrowing, which can be increased up to $1,110.1 million at the Company's option and subject to certain conditions, for total available liquidity of $1,254.0 million.
We believe that our financial resources and liquidity levels, including the remaining undrawn amount of the credit agreement and our ability to increase that credit line as necessary are sufficient to manage the continuing impact of economic or geopolitical events which may result in reduced sales, net income, or cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2023, for further discussion of the possible impact of global economic or geopolitical events on our business.

Results of Operations
A comparison of results of operating income for the three and six months ended January 31, 2024 and 2023, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2024	% Sales	2023	% Sales	2024	% Sales	2023	% Sales
Net sales	$322,624		$326,249		$654,607		$648,818
Gross margin	162,083	50.2%	156,440	48.0%	333,802	51.0%	311,704	48.0%
Operating expenses:
Research and development	16,832	5.2%	15,377	4.7%	32,534	5.0%	29,310	4.5%
Selling, general and administrative	91,325	28.3%	92,282	28.3%	187,612	28.7%	182,227	28.1%
Total operating expenses	108,157	33.5%	107,659	33.0%	220,146	33.6%	211,537	32.6%
Operating income	$53,926	16.7%	$48,781	15.0%	$113,656	17.4%	$100,167	15.4%
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
Net sales for the three months ended January 31, 2024 declined 1.1% to $322.6 million compared to $326.2 million in the same period in the prior year, which consisted of organic sales growth of 1.6% and an increase from foreign currency translation of 0.8%, which were offset by a decrease due to divestitures of 3.5%. Organic sales grew 1.2% in the Americas & Asia segment and 2.5% in the Europe & Australia segment during the three months ended January 31, 2024 compared to the same period in the prior year.
Net sales for the six months ended January 31, 2024 increased 0.9% to $654.6 million compared to $648.8 million in the same period in the prior year. The increase consisted of organic sales growth of 2.2% and an increase from foreign currency translation of 1.1%, which was partially offset by a decrease of 2.4% due to divestitures. Organic sales grew 2.3% in the Americas & Asia segment and 2.0% in the Europe & Australia segment during the six months ended January 31, 2024 compared to the same period in the prior year.
Gross margin increased 3.6% to $162.1 million in the three months ended January 31, 2024 compared to $156.4 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 50.2% from 48.0% in the three-month period. Gross margin increased 7.1% to $333.8 million in the six months ended January 31, 2024 compared to $311.7 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 51.0% from 48.0% in the six-month period. The increase in gross margin as a percentage of net sales was primarily due to organic sales growth in higher gross margin product lines during both the three and six-month periods.
R&D expenses increased 9.5% to $16.8 million in the three months ended January 31, 2024 compared to $15.4 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.2% from 4.7% in the three-month period. R&D expenses increased 11.0% to $32.5 million in the six months ended January 31, 2024 compared to $29.3 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.0% from 4.5% in the six-month period. The increase in R&D spending was primarily due to an increase in R&D headcount. The Company remains committed to investing in new product development to increase sales within our businesses. Investments in new printing systems, materials and an industrial track and trace solution remain the primary focus of R&D expenditures in fiscal 2024.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses decreased 1.0% to $91.3 million in the three months ended January 31, 2024 compared to $92.3 million in the same period in the prior year. The decrease in SG&A expenses during the three months ended January 31, 2024 compared to the same period in the prior year was primarily due to reduced headcount and advertising expense from divested businesses and a decrease in amortization expense, partially offset by increased headcount in sales and technology roles. As a percentage of sales, SG&A remained consistent at 28.3% in the three-month period.
SG&A expenses increased 3.0% to $187.6 million for the six months ended January 31, 2024 compared to $182.2 million in the same period in the prior year. As a percentage of net sales, SG&A increased to 28.7% from 28.1% in the six-month period. The increase in SG&A expenses was primarily due to increased headcount in sales and technology roles, foreign currency translation and investments in digital advertising, partially offset by reduced headcount and advertising expense from divested businesses and a decrease in amortization expense.
Operating income increased 10.5% to $53.9 million and increased 13.5% to $113.7 million for the three and six months ended January 31, 2024, respectively, compared to $48.8 million and $100.2 million in the same periods in the prior year. The increase in operating income in both the three and six-month periods was primarily due to the increase in segment profit in the Americas & Asia segment as a result of organic sales growth and improved gross profit margin as noted above.
OPERATING INCOME TO NET INCOME

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2024	% Sales	2023	% Sales	2024	% Sales	2023	% Sales
Operating income	$53,926	16.7%	$48,781	15.0%	$113,656	17.4%	$100,167	15.4%
Other income (expense):
Investment and other income	2,684	0.8%	968	0.3%	3,122	0.5%	811	0.1%
Interest expense	(790)	(0.2)%	(1,239)	(0.4)%	(1,556)	(0.2)%	(2,133)	(0.3)%
Income before income taxes	55,820	17.3%	48,510	14.9%	115,222	17.6%	98,845	15.2%
Income tax expense	12,192	3.8%	10,524	3.2%	24,353	3.7%	21,418	3.3%
Net income	$43,628	13.5%	$37,986	11.6%	$90,869	13.9%	$77,427	11.9%
Investment and other income was $2.7 million and $3.1 million for the three and six months ended January 31, 2024, respectively, compared to $1.0 million and $0.8 million in the same periods in the prior year. The increase in income during the three and six-month periods was primarily due to an increase in the market value of securities held in deferred compensation plans and an increase in interest income.
Interest expense decreased to $0.8 million and $1.6 million for the three and six months ended January 31, 2024, respectively, compared to $1.2 million and $2.1 million in the same periods in the prior year. The decrease in interest expense was primarily due to a decrease in outstanding borrowings on the Company's credit agreement, which was partially offset by an increase in interest rates on the Company's credit agreement compared to the same periods in the prior year.
The Company's income tax rate was 21.8% and 21.7% for the three months ended January 31, 2024 and 2023, respectively, and the income tax rate was 21.1% and 21.7% for the six months ended January 31, 2024 and 2023, respectively. Refer to Note L, "Income Taxes" for additional information on the Company's income tax rates.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and six months ended January 31, 2024 and 2023:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
SALES GROWTH INFORMATION
Americas & Asia
Organic	1.2%	6.9%	2.3%	5.4%
Currency	0.1%	(1.0)%	—%	(1.2)%
Divestiture	(5.1)%	—%	(3.5)%	—%
Total	(3.8)%	5.9%	(1.2)%	4.2%
Europe & Australia
Organic	2.5%	5.2%	2.0%	8.9%
Currency	2.0%	(8.9)%	3.3%	(12.8)%
Total	4.5%	(3.7)%	5.3%	(3.9)%
Total Company
Organic	1.6%	6.3%	2.2%	6.6%
Currency	0.8%	(3.7)%	1.1%	(5.1)%
Divestiture	(3.5)%	—%	(2.4)%	—%
Total	(1.1)%	2.6%	0.9%	1.5%
SEGMENT PROFIT
Americas & Asia	$43,895	$40,174	$93,792	$81,319
Europe & Australia	15,054	13,459	31,798	30,217
Total	$58,949	$53,633	$125,590	$111,536
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	20.7%	18.3%	21.6%	18.5%
Europe & Australia	13.6%	12.7%	14.4%	14.4%
Total	18.3%	16.4%	19.2%	17.2%
Americas & Asia
Americas & Asia net sales declined 3.8% to $211.6 million for the three months ended January 31, 2024 compared to $220.1 million in the same period in the prior year, which consisted of organic sales growth of 1.2% and an increase from foreign currency translation of 0.1%, which were offset by a decrease due to divestitures of 5.1%. Americas & Asia net sales decreased 1.2% to $433.3 million for the six months ended January 31, 2024 compared to $438.6 million in the same period in the prior year, which consisted of organic sales growth of 2.3% that was offset by a decrease due to divestitures of 3.5%.
Organic sales in the Americas increased in the low single digits in both the three and six-month periods ended January 31, 2024 compared to the same periods in the prior year. Organic sales growth during the three and six-month periods was primarily driven by the wire identification, safety and facility identification, and product identification product lines, which was partially offset by an organic sales decline in the healthcare identification product line.
Organic sales in Asia increased in the mid-single digits for the three months ended January 31, 2024 and were essentially flat for the six months ended January 31, 2024 compared to the same periods in the prior year. The organic sales increase during the three-month period was primarily driven by sales growth in all major countries led by increased volume in China and India. Organic sales were essentially flat during the six-month period, with sales growth in India and Japan being offset by a decline in volume in China during the first quarter of fiscal 2024.
Americas & Asia segment profit increased 9.3% to $43.9 million for the three months ended January 31, 2024 compared to $40.2 million in the same period in the prior year. Segment profit increased 15.3% to $93.8 million for the six months ended January 31, 2024 compared to $81.3 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 20.7% from 18.3% for the three-month period, and segment profit increased to 21.6% from 18.5% for the six-month period ended January 31, 2024 compared to the same periods in the prior year. The increase in segment profit as a percentage of net sales was primarily due to organic sales growth in higher gross margin product lines during both the three and six-month periods.

Europe & Australia
Europe & Australia net sales increased 4.5% to $111.0 million for the three months ended January 31, 2024 compared to $106.2 million in the same period in the prior year, which consisted of organic sales growth of 2.5% and an increase from foreign currency translation of 2.0%. Europe & Australia net sales increased 5.3% to $221.3 million for the six months ended January 31, 2024 compared to $210.3 million in the same period in the prior year, which consisted of organic sales growth of 2.0% and an increase from foreign currency translation of 3.3%.
Organic sales in Europe increased in the low-single digits in both the three and six-month periods ended January 31, 2024 compared to the same periods in the prior year. Organic sales during the three-month period grew in the product identification, safety and facility identification and wire identification product lines. Organic sales grew in all major product lines with the strongest growth in the safety and facility identification product line during the six-month period.
Organic sales in Australia increased in the low-single digits in both the three and six months ended January 31, 2024 compared to the same periods in the prior year. Organic sales were driven by consistent growth in both digital and sales from all other channels in both the three and six-month periods, which was primarily the result of price increases implemented in the prior year, as well as increased volume in all major product lines.
Europe & Australia segment profit increased 11.9% to $15.1 million from $13.5 million, and as a percentage of net sales, segment profit increased to 13.6% from 12.7% for the three months ended January 31, 2024 compared to the same period in the prior year. Segment profit increased 5.2% to $31.8 million from $30.2 million and as a percentage of net sales, segment profit was 14.4% for both the six months ended January 31, 2024 and 2023. The increase in segment profit during both periods was primarily due to organic sales growth during the six months ended January 31, 2024.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2024, 98% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, share repurchases, and dividend payments for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $143.9 million at January 31, 2024, a decrease of $7.7 million from July 31, 2023. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2024	2023
Net cash flow provided by (used in):
Operating activities	$98,351	$57,384
Investing activities	(60,832)	(8,156)
Financing activities	(42,964)	(57,128)
Effect of exchange rate changes on cash	(2,227)	2,041
Net decrease in cash and cash equivalents	$(7,672)	$(5,859)
Net cash provided by operating activities was $98.4 million for the six months ended January 31, 2024 compared to $57.4 million in the same period of the prior year. The increase in cash provided by operating activities was primarily due to improved profitability, reduced inventory spend and lower annual incentive compensation payments compared to the same period in the prior year.
Net cash used in investing activities consisted of $60.8 million of capital expenditures in the six months ended January 31, 2024 compared to $8.2 million in the same period of the prior year. The increase in cash used in investing activities was primarily due to the purchase of a previously leased facility in Mexico, in addition to facility construction costs in Belgium.
Net cash used in financing activities was $43.0 million in the six months ended January 31, 2024 compared to $57.1 million in the same period in the prior year. The decrease in cash used in financing activities was primarily due to a decrease of

$16.1 million in net repayments on the credit agreement in the six months ended January 31, 2024 compared to the same period of the prior year, which was partially offset by an increase in share repurchases in the current six-month period.
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
On December 21, 2021, the Company and certain of its subsidiaries entered into an amendment to the credit agreement dated August 1, 2019 to adjust to alternative benchmarks due to the elimination of the London Inter-bank Offered Rate (LIBOR).
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
As of January 31, 2024, the outstanding balance on the Company's credit agreement was $48.1 million. The maximum amount outstanding on the credit agreement during the six months ended January 31, 2024 was $63.0 million. As of January 31, 2024, the U.S. dollar-denominated borrowings of $13.0 million bear interest at 6.6%; the Euro-denominated borrowings of €23.0 million bear interest at 4.8%; and the British Pound-denominated borrowings of £8.0 million bear interest at 6.1% for a weighted average interest rate of 5.5%. The Company had letters of credit outstanding under the credit agreement of $1.8 million as of January 31, 2024, and there was $250.1 million available for future borrowing, which can be increased to $1,110.1 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the credit agreement, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2024, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreement, equal to 0.2 to 1.0 and the interest expense coverage ratio equal to 95.9 to 1.0.
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
•Increased cost of raw materials and labor as well as raw material shortages and supply chain disruptions
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute the Company's strategy
•Ability to develop technologically advanced products that meet customer demands
•Difficulties in protecting websites, networks, and systems against security breaches and difficulties in preventing phishing attacks, social engineering or malicious break-ins
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Risks associated with the loss of key employees
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Litigation, including product liability claims
•Adverse impacts of regional epidemics or global pandemics
•Foreign currency fluctuations
•Potential write-offs of goodwill and other intangible assets
•Changes in tax legislation and tax rates
•Differing interests of voting and non-voting shareholders and changes in the regulatory and business environment around dual-class voting structures
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2023.
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
On August 30, 2023, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock, which expanded upon the Company's prior authorization. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. As of January 31, 2024, there was $88.2 million worth of repurchase authority remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended January 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
November 1, 2023 - November 30, 2023	117,371	$53.20	117,371	$89,648
December 1, 2023 - December 31, 2023	25,744	55.60	25,744	88,217
January 1, 2024 - January 31, 2024	—	—	—	88,217
Total	143,115	$53.63	143,115	$88,217

ITEM 5. OTHER INFORMATION
During the three months ended January 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is identified in Item 408(a) of Regulation S-K.

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

BRADY CORPORATION

Date: February 22, 2024	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2024	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)