Form 10-Q
period 2024-04-30
BRADY CORP
filed 2024-05-22
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 20, 2024, there were 43,941,713 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2024	July 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,458	$151,532
Accounts receivable, net of allowance for credit losses of $6,690 and $8,467, respectively	195,099	184,420
Inventories	153,272	177,078
Prepaid expenses and other current assets	12,443	11,790
Total current assets	521,272	524,820
Property, plant and equipment—net	194,732	142,149
Goodwill	588,095	592,646
Other intangible assets	53,893	62,096
Deferred income taxes	14,881	15,716
Operating lease assets	27,438	29,688
Other assets	23,785	22,142
Total	$1,424,096	$1,389,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,965	$79,855
Accrued compensation and benefits	73,697	71,470
Taxes, other than income taxes	14,462	13,575
Accrued income taxes	7,945	12,582
Current operating lease liabilities	12,230	14,726
Other current liabilities	64,850	65,828
Total current liabilities	253,149	258,036
Long-term debt	63,774	49,716
Long-term operating lease liabilities	15,552	16,217
Other liabilities	69,519	74,369
Total liabilities	401,994	398,338
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 43,941,713 and 45,008,724 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	354,432	351,771
Retained earnings	1,129,739	1,021,870
Treasury stock—7,319,774 and 6,252,763 shares, respectively, of Class A nonvoting common stock, at cost	(356,210)	(290,209)
Accumulated other comprehensive loss	(106,407)	(93,061)
Total stockholders’ equity	1,022,102	990,919
Total	$1,424,096	$1,389,257

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Net sales	$343,384	$337,116	$997,991	$985,934
Cost of goods sold	166,357	167,425	487,162	504,539
Gross margin	177,027	169,691	510,829	481,395
Operating expenses:
Research and development	17,681	15,715	50,215	45,025
Selling, general and administrative	95,803	90,975	283,415	273,202
Total operating expenses	113,484	106,690	333,630	318,227
Operating income	63,543	63,001	177,199	163,168
Other income (expense):
Investment and other income	1,596	785	4,718	1,596
Interest expense	(728)	(753)	(2,284)	(2,886)
Income before income taxes	64,411	63,033	179,633	161,878
Income tax expense	13,521	14,981	37,874	36,399
Net income	$50,890	$48,052	$141,759	$125,479
Net income per Class A Nonvoting Common Share:
Basic	$1.06	$0.97	$2.94	$2.52
Diluted	$1.05	$0.96	$2.91	$2.51
Net income per Class B Voting Common Share:
Basic	$1.06	$0.97	$2.92	$2.51
Diluted	$1.05	$0.96	$2.90	$2.49
Weighted average common shares outstanding:
Basic	48,004	49,653	48,294	49,755
Diluted	48,386	50,001	48,640	50,033

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Net income	$50,890	$48,052	$141,759	$125,479
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,537)	95	(12,310)	12,985

Cash flow hedges:
Net gain recognized in other comprehensive (loss) income	447	496	1,236	2,165
Reclassification adjustment for gains included in net income	(173)	(463)	(1,712)	(1,261)
	274	33	(476)	904

Pension and other post-retirement benefits actuarial gain amortization	(152)	(151)	(454)	(267)

Other comprehensive (loss) income, before tax	(6,415)	(23)	(13,240)	13,622
Income tax (expense) benefit related to items of other comprehensive (loss) income	(51)	(8)	(106)	54
Other comprehensive (loss) income, net of tax	(6,466)	(31)	(13,346)	13,676
Comprehensive income	$44,424	$48,021	$128,413	$139,155

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended April 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2024	$548	$353,794	$1,090,045	$(305,714)	$(99,941)	$1,038,732
Net income	—	—	50,890	—	—	50,890
Other comprehensive loss, net of tax	—	—	—	—	(6,466)	(6,466)
Issuance of shares of Class A Common Stock under stock plan	—	(521)	—	436	—	(85)
Stock-based compensation expense	—	1,159	—	—	—	1,159
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(50,932)	—	(50,932)
Cash dividends on Common Stock:
Class A — $0.2350 per share	—	—	(10,364)	—	—	(10,364)
Class B — $0.2350 per share	—	—	(832)	—	—	(832)
Balances at April 30, 2024	$548	$354,432	$1,129,739	$(356,210)	$(106,407)	$1,022,102

	Nine months ended April 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)	$990,919
Net income	—	—	141,759	—	—	141,759
Other comprehensive loss, net of tax	—	—	—	—	(13,346)	(13,346)
Issuance of shares of Class A Common Stock under stock plan	—	(3,910)	—	6,829	—	2,919
Tax benefit and withholdings from deferred compensation distributions	—	149	—	—	—	149
Stock-based compensation expense	—	6,422	—	—	—	6,422
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(72,830)	—	(72,830)
Cash dividends on Common Stock:
Class A — $0.7050 per share	—	—	(31,454)	—	—	(31,454)
Class B — $0.6884 per share	—	—	(2,436)	—	—	(2,436)
Balances at April 30, 2024	$548	$354,432	$1,129,739	$(356,210)	$(106,407)	$1,022,102

	Three months ended April 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2023	$548	$348,513	$947,051	$(233,338)	$(95,370)	$967,404
Net income	—	—	$48,052	—	—	48,052
Other comprehensive loss, net of tax	—	—	—	—	(31)	(31)
Issuance of shares of Class A Common Stock under stock plan	—	199	—	748	—	947
Stock-based compensation expense	—	2,046	—	—	—	2,046
Repurchase of shares of Class A Common Stock	—	—	—	(11,913)	—	(11,913)
Cash dividends on Common Stock:
Class A — $0.2300 per share	—	—	(10,595)	—	—	(10,595)
Class B — $0.2300 per share	—	—	(814)	—	—	(814)
Balances at April 30, 2023	$548	$350,758	$983,694	$(244,503)	$(95,401)	$995,096

	Nine months ended April 30, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)	$911,298
Net income	—	—	125,479	—	—	125,479
Other comprehensive income, net of tax	—	—	—	—	13,676	13,676
Issuance of shares of Class A Common Stock under stock plan	—	(1,001)	—	3,127	—	2,126
Tax benefit and withholdings from deferred compensation distributions	—	66	—	—	—	66
Stock-based compensation expense	—	6,427	—	—	—	6,427
Repurchase of shares of Class A Common Stock	—	—	—	(29,774)	—	(29,774)
Cash dividends on Common Stock:
Class A — $0.6900 per share	—	—	(31,819)	—	—	(31,819)
Class B — $0.6734 per share	—	—	(2,383)	—	—	(2,383)
Balances at April 30, 2023	$548	$350,758	$983,694	$(244,503)	$(95,401)	$995,096

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2024	2023
Operating activities:
Net income	$141,759	$125,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,406	24,522
Stock-based compensation expense	6,422	6,427
Gain on sale of business	—	(3,770)
Deferred income taxes	(6,902)	(5,947)
Other	1,358	(1,336)
Changes in operating assets and liabilities:
Accounts receivable	(15,915)	1,744
Inventories	20,861	9,279
Prepaid expenses and other assets	(1,849)	(3,429)
Accounts payable and accrued liabilities	7,347	(19,704)
Income taxes	(4,393)	(3,404)
Net cash provided by operating activities	171,094	129,861

Investing activities:
Purchases of property, plant and equipment	(69,157)	(12,912)
Sale of business	—	8,000
Other	(1,174)	11
Net cash used in investing activities	(70,331)	(4,901)

Financing activities:
Payment of dividends	(33,890)	(34,202)
Proceeds from exercise of stock options	5,583	4,091
Payments for employee taxes withheld from stock-based awards	(2,664)	(1,965)
Purchase of treasury stock	(72,225)	(29,774)
Proceeds from borrowing on credit agreement	111,790	102,916
Repayment of borrowing on credit agreement	(97,732)	(147,067)
Other	149	66
Net cash used in financing activities	(88,989)	(105,935)

Effect of exchange rate changes on cash and cash equivalents	(2,848)	1,953

Net increase in cash and cash equivalents	8,926	20,978
Cash and cash equivalents, beginning of period	151,532	114,069

Cash and cash equivalents, end of period	$160,458	$135,047

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2024
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2024 and July 31, 2023, its results of operations and comprehensive income for the three and nine months ended April 30, 2024 and 2023, and cash flows for the nine months ended April 30, 2024 and 2023. The condensed consolidated balance sheet as of July 31, 2023 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

NOTE C — Additional Balance Sheet Information
Inventories
Inventories consisted of the following as of April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023
Finished products	$89,054	$103,350
Work-in-process	24,663	26,884
Raw materials and supplies	39,555	46,844
Total inventories	$153,272	$177,078

Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $302,424 and $292,680 as of April 30, 2024 and July 31, 2023, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of April 30, 2024 and July 31, 2023 consisted of the following:

	April 30, 2024				July 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$600	$(583)	$17	3	$1,114	$(947)	$167
Customer relationships	9	64,048	(21,304)	42,744	9	64,513	(15,947)	48,566
Technology	5	9,240	(5,660)	3,580	5	9,313	(4,235)	5,078
Unamortized other intangible assets:
Tradenames	N/A	7,552	—	7,552	N/A	8,285	—	8,285
Total		$81,440	$(27,547)	$53,893		$83,225	$(21,129)	$62,096
The decrease in the gross carrying amount of other intangible assets as of April 30, 2024 compared to July 31, 2023 was primarily due to the removal of a fully amortized tradename as well as a discontinued tradename during the nine-month period.
Amortization expense of intangible assets was $2,365 and $2,461 for the three months ended April 30, 2024 and 2023, respectively, and $7,084 and $9,350 for the nine months ended April 30, 2024 and 2023, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of April 30, 2024, the Company did not have any finance leases.
Operating lease expense was $3,688 and $3,997 for the three months ended April 30, 2024 and 2023, respectively, and $11,557 and $11,645 for the nine months ended April 30, 2024 and 2023, respectively, which was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and nine months ended April 30, 2024 and 2023.
Supplemental cash flow information related to the Company's operating leases for the nine months ended April 30, 2024 and 2023 was as follows:

	Nine months ended April 30,
	2024	2023
Operating cash outflows from operating leases	$12,441	$13,196
Operating lease assets obtained in exchange for new operating lease liabilities (1)	8,903	6,545
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

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2024:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2023	$1,641	$756	$(95,458)	$(93,061)
Other comprehensive income (loss) before reclassification	702	—	(12,310)	(11,608)
Amounts reclassified from accumulated other comprehensive loss	(1,284)	(454)	—	(1,738)
Ending balance, April 30, 2024	$1,059	$302	$(107,768)	$(106,407)
The increase in accumulated other comprehensive loss as of April 30, 2024 compared to July 31, 2023 was primarily due to the appreciation of the U.S. dollar against certain other currencies during the nine-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended April 30, 2023 were as follows:

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
Of the amounts reclassified from accumulated other comprehensive loss during the nine months ended April 30, 2024 and 2023, unrealized gains on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the condensed consolidated statements of income.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive (loss) income for the three and nine months ended April 30, 2024 and 2023:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Income tax (expense) benefit related to items of other comprehensive (loss) income:
Cash flow hedges	$(51)	$(8)	$(106)	$116
Pension and other post-retirement benefits	—	—	—	(62)
Income tax (expense) benefit related to items of other comprehensive (loss) income	$(51)	$(8)	$(106)	$54

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

The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $3,149 and $2,757 as of April 30, 2024 and July 31, 2023, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $325 and $311 during the three months ended April 30, 2024 and 2023, respectively, and $960 and $928 during the nine months ended April 30, 2024 and 2023, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at April 30, 2024, the Company expects to recognize 11% by the end of fiscal 2024, an additional 36% by the end of fiscal 2025, and the remaining balance thereafter.

NOTE H — Segment Information
The Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. The following is a summary of net sales by segment and geographic region for the three and nine months ended April 30, 2024 and 2023:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Net sales:
Americas & Asia
Americas	$200,602	$198,074	$582,864	$584,505
Asia	24,164	24,739	75,171	76,870
Total	$224,766	$222,813	$658,035	$661,375
Europe & Australia
Europe	$104,925	$100,480	$299,629	$284,432
Australia	13,693	13,823	40,327	40,127
Total	$118,618	$114,303	$339,956	$324,559

Total Company	$343,384	$337,116	$997,991	$985,934
The following is a summary of segment profit for the three and nine months ended April 30, 2024 and 2023:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Segment profit:
Americas & Asia	$49,697	$49,192	$143,489	$130,511
Europe & Australia	19,537	17,099	51,335	47,316
Total profit from reportable segments	$69,234	$66,291	$194,824	$177,827
Total profit from reportable segments is a measure of operating income that excludes administrative costs related to corporate functions that are otherwise included in the Company's operating income. The following is a reconciliation of total profit from reportable segments to income before income taxes for the three and nine months ended April 30, 2024 and 2023:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Total profit from reportable segments	$69,234	$66,291	$194,824	$177,827
Unallocated amounts:
Administrative costs	(5,691)	(7,060)	(17,625)	(18,429)
Gain on sale of business	—	3,770	—	3,770
Investment and other income	1,596	785	4,718	1,596
Interest expense	(728)	(753)	(2,284)	(2,886)
Income before income taxes	$64,411	$63,033	$179,633	$161,878

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$50,890	$48,052	$141,759	$125,479
Less:
Preferential dividends	—	—	(748)	(769)
Preferential dividends on dilutive stock options	—	—	(5)	(4)
Numerator for basic and diluted income per Class B Voting Common Share	$50,890	$48,052	$141,006	$124,706
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	48,004	49,653	48,294	49,755
Plus: Effect of dilutive equity awards	382	348	346	278
Denominator for diluted income per share for both Class A and Class B	48,386	50,001	48,640	50,033
Net income per Class A Nonvoting Common Share:
Basic	$1.06	$0.97	$2.94	$2.52
Diluted	$1.05	$0.96	$2.91	$2.51
Net income per Class B Voting Common Share:
Basic	$1.06	$0.97	$2.92	$2.51
Diluted	$1.05	$0.96	$2.90	$2.49
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 47,409 and 447,210 for the three months ended April 30, 2024 and 2023, respectively, and 136,919 and 555,247 for the nine months ended April 30, 2024 and 2023, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2024 and July 31, 2023:

	April 30, 2024	July 31, 2023	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$19,238	$18,288	Level 1
Foreign exchange contracts	602	492	Level 2
Liabilities:
Foreign exchange contracts	—	189	Level 2

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	April 30, 2024	July 31, 2023
Designated as cash flow hedges	$13,284	$39,661
Non-designated hedges	4,793	4,803
Total foreign exchange contracts	$18,077	$44,464
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of April 30, 2024 and July 31, 2023, unrealized gains of $1,104 and $1,580 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of April 30, 2024 and July 31, 2023, the cumulative balances recognized in accumulated other comprehensive income were losses of $799 and $1,746, respectively, on any outstanding foreign currency denominated debt obligations.

The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$447	$496	$1,236	$2,165
Foreign currency denominated debt (net investment hedges)	408	(661)	947	(1,502)
Gains reclassified from OCI into cost of goods sold
Forward exchange contracts (cash flow hedges)	173	463	1,712	1,261
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	April 30, 2024			July 31, 2023
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$595	$—	$—	$485	$189	$—
Foreign currency denominated debt (net investment hedges)	—	—	35,774	—	—	36,716
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	7	—	—	7	—	—
Total derivative instruments	$602	$—	$35,774	$492	$189	$36,716

NOTE L — Income Taxes
The income tax rate for the three months ended April 30, 2024 and 2023 was 21.0% and 23.8%, respectively. The income tax rate for the nine months ended April 30, 2024 and 2023, was 21.1% and 22.5%, respectively. The decrease in the tax rate in the nine-month period was primarily due to tax benefits from stock-based compensation and other permanent adjustments. The Company expects its ongoing annual income tax rate to be approximately 21% based on its current global business mix and based on tax laws and statutory rates currently in effect.

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

NOTE N — Subsequent Events
On May 20, 2024, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.235 per share payable on July 31, 2024, to shareholders of record at the close of business on July 10, 2024.

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
We believe we have the financial strength to continue to invest in organic sales growth opportunities including sales, marketing and research and development ("R&D"), as well as inorganic sales opportunities including acquisitions, while continuing to drive sustainable efficiency gains and automation in our operations and selling, general and administrative ("SG&A") functions and return capital to our shareholders in the form of dividends and share repurchases. At April 30, 2024, we had cash of $160.5 million, as well as a credit agreement with $234.5 million available for future borrowing, which can be increased up to $1,084.5 million at the Company's option and subject to certain conditions, for total available liquidity of $1,245.0 million.
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

Results of Operations
A comparison of results of operating income for the three and nine months ended April 30, 2024 and 2023, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2024	% Sales	2023	% Sales	2024	% Sales	2023	% Sales
Net sales	$343,384		$337,116		$997,991		$985,934
Gross margin	177,027	51.6%	169,691	50.3%	510,829	51.2%	481,395	48.8%
Operating expenses:
Research and development	17,681	5.1%	15,715	4.7%	50,215	5.0%	45,025	4.6%
Selling, general and administrative	95,803	27.9%	90,975	27.0%	283,415	28.4%	273,202	27.7%
Total operating expenses	113,484	33.0%	106,690	31.6%	333,630	33.4%	318,227	32.3%
Operating income	$63,543	18.5%	$63,001	18.7%	$177,199	17.8%	$163,168	16.5%
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
Net sales for the three months ended April 30, 2024 increased 1.9% to $343.4 million compared to $337.1 million in the same period in the prior year, which consisted of organic sales growth of 4.5%, partially offset by a decrease from foreign currency translation of 0.3% and a decrease due to divestitures of 2.3%. Organic sales grew 4.5% in the Americas & Asia segment and 4.4% in the Europe & Australia segment during the three months ended April 30, 2024.
Net sales for the nine months ended April 30, 2024 increased 1.2% to $998.0 million compared to $985.9 million in the same period in the prior year. The increase consisted of organic sales growth of 3.0% and an increase from foreign currency translation of 0.6%, which was partially offset by a decrease of 2.4% due to divestitures. Organic sales grew 3.0% in the Americas & Asia segment and 2.8% in the Europe & Australia segment during the nine months ended April 30, 2024.
Gross margin increased 4.3% to $177.0 million in the three months ended April 30, 2024 compared to $169.7 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 51.6% from 50.3% in the three-month period. Gross margin increased 6.1% to $510.8 million in the nine months ended April 30, 2024 compared to $481.4 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 51.2% from 48.8% in the nine-month period. The increase in gross margin as a percentage of net sales was primarily due to organic sales growth in higher gross margin product lines during both the three and nine-month periods.
R&D expenses increased 12.5% to $17.7 million in the three months ended April 30, 2024 compared to $15.7 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.1% from 4.7% in the three-month period. R&D expenses increased 11.5% to $50.2 million in the nine months ended April 30, 2024 compared to $45.0 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.0% from 4.6% in the nine-month period. The increase in R&D spending was primarily due to an increase in R&D headcount. The Company remains committed to investing in new product development to increase sales within our businesses. Investments in new printing systems, materials and an industrial track and trace solution remain the primary focus of R&D expenditures in fiscal 2024.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other administrative expenses including finance, information technology, human resources, and corporate administrative expenses. SG&A expenses increased 5.3% to $95.8 million in the three months ended April 30, 2024 compared to $91.0 million in the same period in the prior year. As a percentage of sales, SG&A increased to 27.9% from 27.0% in the three-month period. SG&A expenses increased 3.7% to $283.4 million for the nine months ended April 30, 2024 compared to $273.2 million in the same period in the prior year. As a percentage of net sales, SG&A increased to 28.4% from 27.7% in the nine-month period. SG&A expenses include a gain of $3.8 million from the sale of the PremiSys business during the three months ended April 30, 2023. The increase in SG&A expenses during the three and nine months ended April 30, 2024 was primarily due to increased headcount in sales and technology roles, investments in digital advertising and the gain on sale of business recorded in the prior period, which was partially offset by a decrease in headcount and advertising expense from divested businesses and a decrease in amortization expense.

Operating income increased 0.9% to $63.5 million and increased 8.6% to $177.2 million in the three and nine months ended April 30, 2024, respectively, compared to $63.0 million and $163.2 million in the same periods in the prior year. The increase in operating income in both the three and nine-month periods was primarily due to organic sales growth and increased gross margin, which was partially offset by investments in sales, technology and R&D personnel along with the gain of $3.8 million from the sale of the PremiSys business in the prior period.
OPERATING INCOME TO NET INCOME

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2024	% Sales	2023	% Sales	2024	% Sales	2023	% Sales
Operating income	$63,543	18.5%	$63,001	18.7%	$177,199	17.8%	$163,168	16.5%
Other income (expense):
Investment and other income	1,596	0.5%	785	0.2%	4,718	0.5%	1,596	0.2%
Interest expense	(728)	(0.2)%	(753)	(0.2)%	(2,284)	(0.2)%	(2,886)	(0.3)%
Income before income taxes	64,411	18.8%	63,033	18.7%	179,633	18.0%	161,878	16.4%
Income tax expense	13,521	3.9%	14,981	4.4%	37,874	3.8%	36,399	3.7%
Net income	$50,890	14.8%	$48,052	14.3%	$141,759	14.2%	$125,479	12.7%
Investment and other income was $1.6 million and $4.7 million in the three and nine months ended April 30, 2024, respectively, compared to $0.8 million and $1.6 million in the same periods in the prior year. The increase in income during the three and nine-month periods was primarily due to an increase in interest income and an increase in the market value of securities held in deferred compensation plans.
Interest expense decreased to $0.7 million and $2.3 million in the three and nine months ended April 30, 2024, respectively, compared to $0.8 million and $2.9 million in the same periods in the prior year. The decrease in interest expense was primarily due to a decrease in outstanding borrowings on the Company's credit agreement, which was partially offset by an increase in interest rates on the Company's credit agreement compared to the same periods in the prior year.
The Company's income tax rate was 21.0% and 23.8% in the three months ended April 30, 2024 and 2023, respectively, and the income tax rate was 21.1% and 22.5% for the nine months ended April 30, 2024 and 2023, respectively. Refer to Note L, "Income Taxes" for additional information on the Company's income tax rates.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and nine months ended April 30, 2024 and 2023:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
SALES GROWTH INFORMATION
Americas & Asia
Organic	4.5%	1.2%	3.0%	4.0%
Currency	(0.1)%	(0.8)%	—%	(1.1)%
Divestiture	(3.5)%	(0.3)%	(3.5)%	(0.1)%
Total	0.9%	0.1%	(0.5)%	2.8%
Europe & Australia
Organic	4.4%	3.4%	2.8%	7.0%
Currency	(0.6)%	(4.8)%	1.9%	(10.1)%
Total	3.8%	(1.4)%	4.7%	(3.1)%
Total Company
Organic	4.5%	1.9%	3.0%	5.0%
Currency	(0.3)%	(2.1)%	0.6%	(4.1)%
Divestiture	(2.3)%	(0.2)%	(2.4)%	(0.1)%
Total	1.9%	(0.4)%	1.2%	0.8%
SEGMENT PROFIT
Americas & Asia	$49,697	$49,192	$143,489	$130,511
Europe & Australia	19,537	17,099	51,335	47,316
Total	$69,234	$66,291	$194,824	$177,827
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	22.1%	22.1%	21.8%	19.7%
Europe & Australia	16.5%	15.0%	15.1%	14.6%
Total	20.2%	19.7%	19.5%	18.0%
Americas & Asia
Americas & Asia net sales increased 0.9% to $224.8 million in the three months ended April 30, 2024 compared to $222.8 million in the same period in the prior year, which consisted of organic sales growth of 4.5% and decreases from foreign currency translation of 0.1% and divestitures of 3.5%. Americas & Asia net sales declined 0.5% to $658.0 million in the nine months ended April 30, 2024 compared to $661.4 million in the same period in the prior year, which consisted of organic sales growth of 3.0% that was offset by a decrease due to divestitures of 3.5%.
Organic sales in the Americas increased in the mid-single digits in the three months ended April 30, 2024 and increased in the low-single digits in the nine months ended April 30, 2024 compared to the same periods in the prior year. Organic sales growth during the three-month period was driven by growth in all major product lines with the strongest growth in the safety and facility identification and wire identification product lines. Organic sales growth during the nine-month period was primarily driven by growth in the wire identification, safety and facility identification and product identification product lines, which was partially offset by an organic sales decline in the healthcare identification product line.
Organic sales in Asia increased in the low-single digits in both the three and nine-month periods ended April 30, 2024 compared to the same periods in the prior year. The organic sales increase during the three and nine-month periods was driven by sales growth in India, Singapore and Japan, which was partially offset by a decline in volume in China.
Americas & Asia segment profit increased 1.0% to $49.7 million in the three months ended April 30, 2024 compared to $49.2 million in the same period in the prior year. Segment profit increased 9.9% to $143.5 million in the nine months ended April 30, 2024 compared to $130.5 million in the same period in the prior year. As a percentage of net sales, segment profit remained flat at 22.1% in the three-month period and segment profit increased to 21.8% from 19.7% in the nine-month period ended April 30, 2024 compared to the same periods in the prior year. The increase in segment profit was primarily due to organic sales growth in higher gross margin product lines and a decrease in headcount and advertising expenses from divested businesses, which was partially offset by increased headcount in sales and R&D roles during both the three and nine-month periods.

Europe & Australia
Europe & Australia net sales increased 3.8% to $118.6 million in the three months ended April 30, 2024 compared to $114.3 million in the same period in the prior year, which consisted of organic sales growth of 4.4% and a decrease from foreign currency translation of 0.6%. Europe & Australia net sales increased 4.7% to $340.0 million in the nine months ended April 30, 2024 compared to $324.6 million in the same period in the prior year, which consisted of organic sales growth of 2.8% and an increase from foreign currency translation of 1.9%.
Organic sales in Europe increased in the mid-single digits in the three months ended April 30, 2024 and increased in the low-single digits in the nine months ended April 30, 2024 compared to the same periods in the prior year. Organic sales during the three and nine-month periods grew in all major product lines with the strongest growth in the safety and facility identification product line. Organic sales in the three-month period were stronger than the first half of the fiscal year primarily due to growth in Western Europe, specifically due to an increased growth rate in France and Germany.
Organic sales in Australia increased in the low-single digits in both the three and nine months ended April 30, 2024 compared to the same periods in the prior year. Organic sales growth during the three and nine-month periods was primarily driven by the wire identification product line and, to a lesser extent, the product identification product line.
Europe & Australia segment profit increased 14.3% to $19.5 million in the three months ended April 30, 2024 compared to $17.1 million in the same period in the prior year. Segment profit increased 8.5% to $51.3 million in the nine months ended April 30, 2024 compared to $47.3 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 16.5% from 15.0% for the three-month period and segment profit increased to 15.1% from 14.6% for the nine-month period ended April 30, 2024 compared to the same periods in the prior year. The increase in segment profit during both periods was primarily due to organic sales growth and improved gross margins due to product mix and reductions in freight expenses, which was partially offset by increased headcount in sales and R&D roles.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2024, 97% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, share repurchases, and dividend payments for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $160.5 million at April 30, 2024, an increase of $8.9 million from July 31, 2023. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2024	2023
Net cash flow provided by (used in):
Operating activities	$171,094	$129,861
Investing activities	(70,331)	(4,901)
Financing activities	(88,989)	(105,935)
Effect of exchange rate changes on cash	(2,848)	1,953
Net increase in cash and cash equivalents	$8,926	$20,978
Net cash provided by operating activities was $171.1 million in the nine months ended April 30, 2024 compared to $129.9 million in the same period of the prior year. The increase in cash provided by operating activities was primarily due to improved profitability, reduced inventory spend and lower annual incentive compensation payments compared to the same period in the prior year.
Net cash used in investing activities was $70.3 million in the nine months ended April 30, 2024 compared to $4.9 million in the same period of the prior year. The increase in cash used in investing activities was primarily due to the purchase of a previously leased facility in Mexico, in addition to facility construction costs in Belgium.

Net cash used in financing activities was $89.0 million in the nine months ended April 30, 2024 compared to $105.9 million in the same period in the prior year. The decrease in cash used in financing activities was primarily due to increased net borrowings to fund higher level of capital expenditures during the nine months ended April 30, 2024, which was partially offset by an increase in share repurchases.
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
As of April 30, 2024, the outstanding balance on the Company's credit agreement was $63.8 million. The maximum amount outstanding on the credit agreement during the nine months ended April 30, 2024 was $64.7 million. As of April 30, 2024, the U.S. dollar-denominated borrowings of $28.0 million bear interest at 6.3%; the Euro-denominated borrowings of €24.0 million bear interest at 4.7%; and the British Pound-denominated borrowings of £8.0 million bear interest at 6.1% for a weighted average interest rate of 5.6%. The Company had letters of credit outstanding under the credit agreement of $1.7 million as of April 30, 2024, and there was $234.5 million available for future borrowing, which can be increased to $1,084.5 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the credit agreement, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2024, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreement, equal to 0.2 to 1.0 and the interest expense coverage ratio equal to 98.1 to 1.0.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note M, "Contingencies" included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
On August 30, 2023, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock, which expanded upon the Company's prior authorization. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. As of April 30, 2024, there was $37.8 million worth of repurchase authority remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended April 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
February 1, 2024 - February 29, 2024	85,382	$57.12	85,382	$83,339
March 1, 2024 - March 31, 2024	449,459	57.96	449,459	57,288
April 1, 2024 - April 30, 2024	328,524	59.35	328,524	37,788
Total	863,365	$58.41	863,365	$37,788

ITEM 5. OTHER INFORMATION
During the three months ended April 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is identified in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Put Option Letter, dated as of March 15, 2024, by and between Brady Corporation and MML Capital Europe VI II S.A. and other institutional and individual holders

31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton

32.1	Section 1350 Certification of Russell R. Shaller

32.2	Section 1350 Certification of Ann E. Thornton

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADY CORPORATION

Date: May 22, 2024	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2024	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)