Form 10-K
period 2024-07-31
BRADY CORP
filed 2024-09-06
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2024, was approximately $2,593,760,582 based on the closing sale price of $60.23 per share on that date as reported for the New York Stock Exchange. As of September 4, 2024, there were 44,045,649 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Increased cost of raw materials and labor as well as material shortages and supply chain disruptions
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute the Company's strategy
•Ability to develop technologically advanced products that meet customer demands
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Difficulties in protecting websites, networks, and systems against security breaches and difficulties in preventing phishing attacks, social engineering or malicious break-ins
•Risks associated with the loss of key employees
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Global climate change and environmental regulations
•Litigation, including product liability claims
•Foreign currency fluctuations
•Changes in tax legislation and tax rates
•Potential write-offs of goodwill and other intangible assets
•Differing interests of voting and non-voting shareholders and changes in the regulatory and business environment around dual-class voting structures
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of this Annual Report on Form 10-K
These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.
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
The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. This regional operating structure allows the Company to further integrate its businesses, support continued growth through the application of the best go-to-market strategies in key geographies, facilitate new product development within recent acquisitions and further simplify and scale the global business.
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
The following were key initiatives supporting the strategy in fiscal 2024:
•Investing in organic growth by enhancing our research and development process and utilizing customer feedback and observations to develop innovative new products that solve customer needs and improve environmental sustainability.
•Providing with the highest level of customer service by aligning with customers' preferred communication channels and leveraging technology to enhance the customer experience.
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
Narrative Description of Business
Overview
The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. Below is a summary of sales by reportable segment during the years ended July 31:

	2024	2023	2022
Americas & Asia	66.1%	66.7%	66.1%
Europe & Australia	33.9%	33.3%	33.9%
Total	100.0%	100.0%	100.0%
Within each of the reportable segments, the Company markets, sells and distributes a broad range of identification and safety products and solutions across the following primary product categories:
•Safety and facility identification and protection, which includes safety signs, traffic signs and control products, floor-marking tape, pipe markers, labeling systems, spill control products, lockout/tagout devices, personal protection equipment, first aid products, and software and services for safety compliance auditing, procedures writing and training.
•Product identification, which includes materials, printing systems, radio frequency identification (“RFID”) and barcode scanners for product identification, brand protection labeling, work in process labeling, finished product identification, asset tracking labels, asset tags and industrial track and trace applications.
•Wire identification, which includes handheld printers, wire markers, sleeves, and tags.
•Healthcare identification, which includes wristbands, labels, printing systems, and other products used in hospital, laboratory, and other healthcare settings for tracking and improving the safety of patients.
•People identification, which includes name tags, badges, lanyards, rigid card printing systems, and access control software.

The Company markets and sells its products through multiple channels, including distributors, a direct sales force, and digital channels. Brady has long-standing relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. The direct sales force within each region partners with end-users and distributors by providing technical application and product expertise. The Company provides access to its products through brand-specific websites and catalogs.
The Company markets its products under a variety of brand names:
•Brady: product identification labels, wire identification products, printers, software, safety and facility identification products, lock-out/tag-out products, brand protection labels, people identification products, and specialty materials
•Seton, Emedco, Signals, Safety Signs Service, and Pervaco: Safety and facility identification products
•PDC, PDC Healthcare, MAGiCARD, and Promovision: People and healthcare identification products
•Code: Barcode scanners
•Nordic ID: RFID products
•SPC: Spill control products
•Electromark: Identification products for the utility industry
•Securimed, Accidental Health and Safety and Trafalgar: First aid products
•Carroll: Wire identification products
The Company manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials; printing, identification and tracking systems; and software. Materials manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company’s manufacturing processes include compounding, coating, converting, printing, melt-blown operations, software development and printer design and assembly.
Competition is based upon several factors, including product innovation, customer service, breadth of product offering, product quality, price, expertise, production capabilities, and for multinational customers, our global footprint. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world's largest adhesive and electrical product companies offering competing products as part of their overall product lines.
These products serve customers in many industries within each reportable segment, which industries include industrial manufacturing, electronic manufacturing, healthcare, chemical, oil, gas, alternative energy, automotive, aerospace, governments, mass transit, mechanical contractors, construction, utilities, education, leisure and entertainment and telecommunications, among others.
Research and Development
The Company focuses its research and development ("R&D") efforts on track and trace applications, pressure sensitive materials, identification and printing systems, software, and the development of other workplace safety-related products. The Company spent $67.7 million, $61.4 million, and $58.5 million on its R&D activities during the years ended July 31, 2024, 2023, and 2022, respectively. The majority of R&D spend supports the Company's identification products. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. The design of our identification and printing systems integrates materials, embedded software, a variety of printing technologies and product scanning and identification technologies to form a complete solution for customer applications. In addition, the R&D team supports production and marketing efforts by providing application and technical expertise.
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
Human Capital Management
As of July 31, 2024, the Company employed approximately 5,700 individuals worldwide, of which approximately 1,600 were employed in the United States and approximately 4,100 were employed outside the United States.
The Company’s Vice President of Human Resources is responsible for developing the Company’s human capital strategy, which includes the attraction, acquisition, development, engagement and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. Management is responsible for executing the Company's human capital strategy. The Vice President of Human Resources is also responsible for developing the Company’s diversity, equity, and inclusion framework for the organization. The Company’s Board of Directors and its committees receive regular updates on the operation and status of these initiatives and human capital trends and activities from the Vice President of Human Resources, the CEO and others within senior management.
Key areas of focus with respect to human capital include:
Health and Safety: The Company’s health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of the Company’s manufacturing, distribution and headquarter operations. The Company requires each of its locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and trainings are in place. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate (“TRIR”) and the Lost Time Case Rate (“LTCR”) based upon the number of incidents per 100 employees. Leading indicators include reporting and closure of all near miss events. The Company also utilizes trainings such as Environmental, Health and Safety (“EHS”) coaching and engagement conversations as preventative measures. During the year ended July 31, 2024, the Company had a TRIR of 0.52, a LTCR of 0.23 and no work-related fatalities.
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
The Company has implemented several steps to drive accountability for increasing diversity, equity and inclusion throughout the global organization. The CEO and other senior leaders have diversity, equity and inclusion objectives embedded in their annual performance goals. The Company also strives to build a diverse talent pipeline by partnering with its business units in their workforce planning to develop initiatives and goals to recruit diverse talent across defined organizational levels and skill areas. The Company trains its recruiting workforce in diversity sourcing strategies and partners with external organizations that develop and supply diverse talent. The Company has also expanded its university outreach programs to access diverse organizations, has implemented interview guides to mitigate bias in interviewing, has implemented mentoring programs and employee resource groups to increase employee engagement and retention and has implemented required training for all managers on diversity, equity and inclusion compliance and unconscious bias. As of July 31, 2024, 40% of the members of the Company’s Board of Directors were women and 60% of Board committee chairs were women.

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
We manufacture certain parts and components of our products and therefore require raw materials from suppliers, which could be interrupted for a variety of reasons, including availability and pricing. Our prices and lead times for raw materials and other components necessary for production have continued to fluctuate over the past year, including increased raw production costs, increased wage rates, and extended lead times. Significant increases could adversely affect our profit margins and results of operations. Changes in trade policies; supply chain disruptions; and the imposition of duties and tariffs and potential retaliatory countermeasures could adversely impact the price or availability of raw materials, which could adversely affect our profit margins and results of operations. In addition, labor shortages or an increase in the cost of labor could adversely affect our profit margins and results of operations. Due to competitive pressures or other factors, we may not be able to pass along increased raw material and component part costs to our customers in the form of price increases or our ability to do so could be delayed, which could adversely impact our business and financial results.
While we have implemented certain cost containment measures and selective price increases, as well as taken other actions to offset recent inflationary pressures in our supply chain, we may not be able to offset all of the increases in our operational costs, which could adversely impact our business and financial results.
Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our business and financial results.
Numerous factors may affect the demand for our products, including:
•Deterioration of economic conditions in major markets served
•Catastrophic events, including epidemics, major health concerns, or natural disasters
•Economic and operational impact of the war between Russia and Ukraine or other wars
•Consolidation in the marketplace allowing competitors to be more efficient and more price competitive
•Competitors entering the marketplace

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

We have retained responsibility for and have agreed to indemnify buyers against certain contingent liabilities related to several businesses that we have sold. The resolution of these contingencies has not had a material adverse impact on our financial results, but we cannot be certain that this pattern will continue.
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
•Imposition of trade or travel restrictions as a result of any effects of pandemics or global health crises.
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
Global climate change and related emphasis on environmental matters by various stakeholders could negatively affect our business and financial results.
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
Additionally, the enhanced stakeholder focus on Environmental, Social and Governance (“ESG”) issues relating to our business requires the continuous monitoring of various and evolving standards and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.
We are subject to litigation that could adversely impact our business, financial results, and reputation.
We are, or may become, a party to litigation that arises in the normal course of our business operations, including product liability and recall (strict liability and negligence) claims, patent and trademark matters, contract disputes and environmental, employment and other litigation matters. We face an inherent risk that our competitors will allege that aspects of our products infringe their intellectual property or that our intellectual property is invalid, such that we could be prevented from manufacturing and selling our products or prevented from stopping others from manufacturing and selling competing products. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other damage. To date, we have not incurred material costs related to these types of claims. However, while we currently maintain insurance coverage for certain types of claims that we believe is adequate, we cannot be certain that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business, financial results and reputation as a result of potential adverse outcomes. The expenses associated with defending such claims and the diversion of our management’s resources and time may have an adverse effect on our business and financial results.
Financial and Security Ownership Risks
The global nature of our business exposes us to foreign currency fluctuations that could adversely affect our business and financial results.
Approximately 50% of our sales are derived outside the United States. Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, and may adversely affect our financial results. Increased strength of the U.S. dollar could increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and further strengthening of the U.S. dollar could result in unfavorable translation effects, which occurred during fiscal year 2023 and

2022. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency or may be invoiced by suppliers in a currency other than its functional currency, which could result in unfavorable translation effects on our business and financial results.
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
We review the probability of the realization of our deferred tax assets quarterly based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, we utilize historical results, projected future operating results, eligible carry-forward periods, tax planning opportunities, and other relevant considerations. Changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions, or changes in our geographic footprint may require modifications in the valuation allowance for deferred tax assets. At any point in time, there are a number of tax proposals at various stages of legislation throughout the globe. For example, many countries have enacted, or plan to enact, legislation and other guidance to align with the Organisation for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) model rules. The OECD’s Pillar Two model rules aim to establish a global minimum tax rate of 15 percent for large multinational enterprise groups. The OECD has continued to issue new administrative guidance on the Pillar Two model rules throughout 2024. While we continue to monitor legislative adoption by country of the Pillar Two model rules, including additional administrative guidance from the OECD, there is significant uncertainty that exists regarding the interpretation of the detailed Pillar Two model rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Accordingly, the final adoption, interpretation and implementation of Pillar Two across all jurisdictions where we conduct business could adversely affect our business and financial results. While it is impossible for us to predict whether other tax proposals will be enacted, many will likely have an impact on our business and financial results.
Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact income and profitability.
We have goodwill of $589.6 million and other intangible assets of $51.8 million as of July 31, 2024, which represent 42.3% of our total assets, and we have recognized impairment charges in the past. We evaluate goodwill and other intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each respective asset. The valuations prepared for the required impairment test include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected changes in the use of the assets, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our goodwill or other intangible assets change in future periods, we may be required to record an impairment charge, which would reduce net income in such period.
Substantially all of our voting stock is controlled by two shareholders, while our public investors hold non-voting stock. The interests of the voting and non-voting shareholders could differ, potentially resulting in decisions that affect the value of the non-voting shares.
Substantially all of our voting stock is controlled by Elizabeth P. Bruno, one of our directors, and William H. Brady III, both of whom are descendants of the Company's founder. All of our publicly traded shares are non-voting. Therefore, the voting shareholders have control in most matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors and many corporate actions, and their interests may not align with those of the non-voting shareholders. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that our public shareholders may find favorable and it may adversely affect the trading price for our non-voting common stock because investors may perceive disadvantages in owning stock in companies whose voting stock is controlled by a limited number of shareholders. Additionally, certain private investors, mutual funds and index sponsors have implemented rules restricting ownership, or excluding from indices, companies with non-voting publicly traded shares. For example, the Company was removed from the Russell 2000 Index in the fourth quarter of fiscal year 2023 for not meeting the minimum voting rights hurdle.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Brady has strategically included cybersecurity risk management into an integrated Company-wide risk management framework, which consists of administrative, operational, physical, and technical processes that we believe are appropriate to the scope and nature of our business. We believe this integrated approach allows cybersecurity considerations to form an integral part of our corporate and strategic decision-making processes. Management works closely with our information technology security team to continuously evaluate and address cybersecurity risks in alignment with our business and operational needs. Our cybersecurity policies and practices follow the cybersecurity framework of the Center for Internet Security (“CIS”) Controls.
Our cybersecurity strategy focuses on continued strengthening of our cybersecurity defense model, improvement of cybersecurity operational efficiencies, and preparedness for evolving business and technology needs including the detection, analysis, and response to known, anticipated and unexpected cybersecurity threats, management of material risks related to cybersecurity threats and resilience against cybersecurity incidents. We regularly assess potential threats and make investments to mitigate the risk of these threats against our critical information and assets by implementing a broad set of information security and cybersecurity measures, including comprehensive monitoring and enhancement of our networks and systems, intrusion prevention defense, rapid detection and response, and threat management capabilities. To supplement our internal resources, we engage external consultants to conduct independent assessments, perform penetration testing, and provide other cybersecurity-related services as needed. In addition, we engage external vendors to review and test key controls within our cybersecurity program.
Cybersecurity awareness and training is provided to new employees and annually for current Brady employees, which is designed to educate employees on recognizing information security and cybersecurity concerns, how they can help protect the organization and how to inform the information technology security team of potential incidents. In addition, we implement processes to manage risks associated with our third-party providers, including security assessments prior to engagement and monitoring their compliance with our cybersecurity standards on an ongoing basis.
The Audit Committee of our Board of Directors is responsible for the oversight of risks from cybersecurity threats. Management updates the Audit Committee on a quarterly basis regarding our cybersecurity programs. As part of its oversight responsibilities, the Audit Committee regularly discusses and reviews with management, among other items, Brady’s compliance and cybersecurity programs, and any significant cybersecurity matters and related strategic risk management decisions are escalated to the Board of Directors.
Our information technology security team reports to our Chief Information Officer (the “CIO”) and is headed by our Vice President of Global IT (the “VP of IT”). Our CIO is an experienced information technology professional with extensive cybersecurity and information technology risk management experience. The information technology security team regularly informs our CIO, General Counsel and Chief Financial Officer with regard to cybersecurity risks and incidents, and our executive management team evaluates cybersecurity issues quarterly or as needed.
Brady has a detailed incident response plan that provides the process and workflow of communication for escalation of cybersecurity incidents to executive leadership to determine if there is a breach warranting further action. The information technology security team, in conjunction with various departments, including finance, corporate communications, legal, regional presidents and the VP of IT, are charged with reviewing any incident under our materiality framework to assess whether further escalation and reporting is required and if an incident could constitute a material cybersecurity incident.
Although we have not experienced any material cybersecurity incidents to date, cybersecurity threats could materially affect the implementation of our business strategy, results of operations, or financial condition, as further discussed in our risk factors in Part I, Item 1A of this report.
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
Holders
As of August 31, 2024, there were approximately 1,000 Class A Common Stock shareholders of record and approximately 12,000 beneficial shareholders. There are three Class B Common Stock shareholders.
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
During the two most recent years ended July 31 and for the first quarter of fiscal 2025, the Company declared the following dividends per share on its Class A and Class B Common Stock:

	2025	2024				2023
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.2400	$0.2350	$0.2350	$0.2350	$0.2350	$0.2300	$0.2300	$0.2300	$0.2300
Class B	0.2234	0.2184	0.2350	0.2350	0.2350	0.2134	0.2300	0.2300	0.2300
Issuer Purchases of Equity Securities
The Company has a share repurchase program for the Company’s Class A Nonvoting Common Stock. The program may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares delivered to treasury and available for use in connection with the Company’s stock-based plans and for other corporate purposes. On August 30, 2023, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock, with no expiration date associated with the authorization. As of July 31, 2024, there were $37.8 million worth of shares authorized to purchase remaining pursuant to this share repurchase program.
On September 4, 2024, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended July 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
May 1, 2024 - May 31, 2024	—	$—	—	$37,788
June 1, 2024 - June 30, 2024	—	—	—	37,788
July 1, 2024 - July 31, 2024	—	—	—	37,788
Total	—	$—	—	$37,788

Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2019, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s ("S&P") 500 Index, the S&P SmallCap 600 Industrials Index, and the Russell 2000 Index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, the S&P 500 Index,
S&P SmallCap 600 Industrials Index and the Russell 2000 Index

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2024
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2019
2020
2021
2022
2023
2024
Brady Corporation
S&P 500 Index
S&P SmallCap 600 Industrials Index
Russell 2000 Index

* $100 invested on July 31, 2019 in stock or index—including reinvestment of dividends. Fiscal years ended July 31

	2019	2020	2021	2022	2023	2024
Brady Corporation	$100.00	$90.46	$109.49	$97.58	$107.24	$151.22
S&P 500 Index	100.00	111.96	152.76	145.67	164.63	201.10
S&P SmallCap 600 Industrials Index	100.00	92.42	139.59	139.32	165.17	208.03
Russell 2000 Index	100.00	95.41	144.99	124.27	134.10	153.21
Copyright (C) 2024, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Item 8) in this Annual Report on Form 10-K. The following discussion is intended to help the reader understand the results of operations and financial condition of the Company for the year ended July 31, 2024 compared to the year ended July 31, 2023.
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
Macroeconomic Conditions and Trends
The Company continues to be impacted by inflationary pressures to raw material and labor costs, supply chain disruptions, and other global macroeconomic challenges. While we experienced material increases to raw material and labor costs and supply chain disruptions in previous years, fiscal 2024 showed signs of easing, with a moderation of raw material and labor cost inflation and improved supply chain stability, which we anticipate will persist into fiscal 2025. The Company has taken and will continue to take actions to mitigate inflationary pressures through targeted pricing actions and a commitment to driving long-term efficiency improvements.
We believe our financial strength positions us well to continue investing in acquisitions and organic growth opportunities, such as expanded sales channels, marketing programs, and R&D. We remain focused on driving sustainable efficiency gains and automation across our operations and selling, general and administrative ("SG&A") functions, while also returning capital to our shareholders through dividends and share repurchases. At July 31, 2024, we had cash of $250.1 million, as well as a credit agreement with $207.3 million available for future borrowing, which can be increased up to $1,042.3 million at the Company's option and subject to certain conditions, for total available liquidity of $1,292.4 million.
We believe that our financial resources and liquidity levels, including the undrawn portion of our credit agreement and our ability to increase that credit line if necessary, are sufficient to manage the continuing impact of economic or geopolitical events that could potentially reduce sales, net income, or cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of this Annual Report on Form 10-K for the year ended July 31, 2024, for further discussion of the possible impact of global economic or geopolitical events on our business.

Results of Operations
The comparability of the operating results for the year ended July 31, 2024 to the year ended July 31, 2023 has been impacted by the divestiture of two non-core businesses, one in March 2023 and another in October 2023. Both divestitures impacted the Americas & Asia reportable segment.
A comparison of results of operating income for the years ended July 31, 2024, 2023, and 2022 is as follows:

(Dollars in thousands)	2024	% Sales	2023	% Sales	2022	% Sales
Net sales	$1,341,393		$1,331,863		$1,302,062
Gross margin	687,884	51.3%	657,275	49.4%	631,552	48.5%
Operating expenses:
Research and development	67,748	5.1%	61,365	4.6%	58,548	4.5%
Selling, general and administrative	376,722	28.1%	370,697	27.8%	379,992	29.2%
Total operating expenses	444,470	33.1%	432,062	32.4%	438,540	33.7%
Operating income	$243,414	18.1%	$225,213	16.9%	$193,012	14.8%
Net sales increased 0.7% to $1,341.4 million in fiscal 2024 compared to $1,331.9 million in fiscal 2023, which consisted of organic sales growth of 2.6% and an increase from foreign currency translation of 0.2%, partially offset by a decrease of 2.1% due to divestitures. Organic sales grew 3.1% in the Americas & Asia segment and 1.6% in the Europe & Australia segment.
Gross margin increased 4.7% to $687.9 million in fiscal 2024 compared to $657.3 million in fiscal 2023. As a percentage of net sales, gross margin increased to 51.3% in fiscal 2024 from 49.4% in fiscal 2023. The increase in gross margin as a percentage of net sales was primarily due to organic sales growth in higher gross margin product lines, improvements in inventory management and reductions in freight expenses.
R&D expenses increased 10.4% to $67.7 million in fiscal 2024 compared to $61.4 million in fiscal 2023. As a percentage of net sales, R&D expenses increased to 5.1% in fiscal 2024 compared to 4.6% in fiscal 2023. The increase in R&D spending in fiscal 2024 was primarily due to increased headcount. The Company remains committed to investing in new product development to increase sales within our businesses. Investments in new printing systems, materials and the build out of industrial track and trace solutions continued to be the primary focus of R&D expenditures in fiscal 2024.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 1.6% to $376.7 million in fiscal 2024 compared to $370.7 million in fiscal 2023. As a percentage of net sales, SG&A expense increased to 28.1% in fiscal 2024 compared to 27.8% in fiscal 2023. The increase in SG&A expenses in fiscal 2024 was due to increased headcount in sales and technology-related roles and investments in digital advertising and broader omnichannel strategies, which was partially offset by a decrease in selling expenses from divested businesses and a decrease in amortization expense.
Operating income increased 8.1% to $243.4 million in fiscal 2024 compared to $225.2 million in fiscal 2023. As a percentage of sales, operating income increased to 18.1% in fiscal 2024 compared to 16.9% in fiscal 2023. The increase in operating income in fiscal 2024 was primarily due to the increase in segment profit in the Americas & Asia segment as a result of organic sales growth, improved gross profit margin primarily due to growth in higher gross profit margin product lines and operational efficiencies throughout the region.

OPERATING INCOME TO NET INCOME
The following is a reconciliation of operating income to net income for the years ended July 31:

(Dollars in thousands)	2024	% Sales	2023	% Sales	2022	% Sales
Operating income	$243,414	18.1%	$225,213	16.9%	$193,012	14.8%
Other income (expense):
Investment and other income	7,553	0.6%	4,022	0.3%	244	0.0%
Interest expense	(3,126)	(0.2)%	(3,539)	(0.3)%	(1,276)	(0.1)%
Income before income taxes	247,841	18.5%	225,696	16.9%	191,980	14.7%
Income tax expense	50,626	3.8%	50,839	3.8%	42,001	3.2%
Net income	$197,215	14.7%	$174,857	13.1%	$149,979	11.5%
Investment and other income was $7.6 million in fiscal 2024 compared to $4.0 million in fiscal 2023. The increase in investment and other income in fiscal 2024 was primarily due to an increase in interest income driven by a larger cash balance invested and higher interest rates throughout the year, and an increase in the market value of securities held in deferred compensation plans.
Interest expense decreased to $3.1 million in fiscal 2024 compared to $3.5 million in fiscal 2023. The decrease in interest expense in fiscal 2024 was primarily due to a decrease in outstanding borrowings on the Company's credit agreement, which was partially offset by an increase in interest rates on the Company's credit agreement compared to fiscal 2023.
The Company's income tax rate was 20.4% in fiscal 2024. Refer to Note 11, "Income Taxes" for additional information on the Company's income tax rates.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the years ended July 31:

	2024	2023	2022
SALES GROWTH INFORMATION
Americas & Asia
Organic	3.1%	4.4%	10.3%
Currency	(0.2)%	(0.9)%	(0.1)%
Divestiture	(3.2)%	(0.3)%	—%
Acquisition	—%	—%	6.9%
Total	(0.3)%	3.2%	17.1%
Europe & Australia
Organic	1.6%	7.6%	7.9%
Currency	1.1%	(7.1)%	(7.0)%
Acquisition	—%	—%	6.9%
Total	2.7%	0.5%	7.8%
Total Company
Organic	2.6%	5.5%	9.4%
Currency	0.2%	(3.0)%	(2.6)%
Divestiture	(2.1)%	(0.2)%	—%
Acquisition	—%	—%	6.9%
Total	0.7%	2.3%	13.7%
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	22.2%	20.3%	18.3%
Europe & Australia	15.5%	14.8%	14.3%
Total	19.9%	18.5%	16.9%
Americas & Asia
Americas & Asia net sales decreased 0.3% to $886.5 million in fiscal 2024 compared to $888.9 million in fiscal 2023. Organic sales growth of 3.1% was offset by a decline from divestitures of 3.2% and a decrease from foreign currency translation of 0.2%.
Organic sales in the Americas increased in the low-single digits in fiscal 2024. The increase in organic sales was primarily due to growth in the wire identification, product identification and safety and facility identification product lines, which was partially offset by a decline in the people identification product line.
Organic sales in Asia increased in the low-single digits in fiscal 2024. The organic sales increase was primarily driven by growth in Singapore, India and Japan, which was partially offset by a decline in volume in China.
Segment profit increased 9.1% to $196.8 million in fiscal 2024 from $180.5 million in fiscal 2023. As a percent of net sales, segment profit increased to 22.2% in fiscal 2024 from 20.3% in fiscal 2023. The increase in segment profit was primarily due to organic sales growth in higher gross margin product lines, particularly in the Americas, and a decrease in selling expenses from divested businesses, which was partially offset by increased headcount in sales, technology and R&D-related roles.
Europe & Australia
Europe & Australia sales increased 2.7% to $454.9 million in fiscal 2024 compared to $443.0 million in fiscal 2023. The net sales increase consisted of organic sales growth of 1.6% and an increase from foreign currency translation of 1.1%.
Organic sales in Europe increased in the low-single digits in fiscal 2024. Organic sales grew in the safety and facility identification, product identification and wire identification product lines, which was partially offset by a decline in the people identification product line. The increase in organic sales in Europe was primarily driven by growth in Western Europe and the Nordic region, partially offset by a decline in the United Kingdom.

Organic sales in Australia increased in the low-single digits in fiscal 2024. Organic sales growth was primarily driven by the wire identification product line, which was partially offset by a decline in the safety and facility identification product line.
Segment profit increased 7.4% to $70.6 million in fiscal 2024 compared to $65.7 million in fiscal 2023. As a percentage of net sales, segment profit increased to 15.5% in fiscal 2024 compared to 14.8% in fiscal 2023. The increase in segment profit was primarily due to organic sales growth in higher margin product lines, reductions in freight expenses and improvements in inventory management, which was partially offset by increased headcount in sales and technology-related roles
Financial Condition
Liquidity & Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2024, approximately 98% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, dividend payments, and strategic acquisitions for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $250.1 million at July 31, 2024, an increase of $98.6 million from July 31, 2023. The following summarizes the cash flow statement for the years ended July 31:

(Dollars in thousands)	2024	2023	2022
Net cash flow provided by (used in):
Operating activities	$255,074	$209,149	$118,449
Investing activities	(81,047)	(11,214)	(43,071)
Financing activities	(70,528)	(163,568)	(102,089)
Effect of exchange rate changes on cash	(4,913)	3,096	(6,555)
Net increase (decrease) in cash and cash equivalents	$98,586	$37,463	$(33,266)
Net cash provided by operating activities was $255.1 million during fiscal 2024 compared to $209.1 million in fiscal 2023. The increase in cash provided by operating activities was primarily due to an increase in profit, as well as continued reductions in inventory levels in fiscal 2024.
Net cash used in investing activities was $81.0 million during fiscal 2024, which primarily consisted of capital expenditures of $79.9 million. Net cash used in investing activities was $11.2 million in fiscal 2023, which consisted of capital expenditures of $19.2 million partially offset by proceeds of $8.0 million from the divestiture of a business. Capital expenditures were elevated in fiscal 2024 due to the purchase of a facility that was previously leased as well as other facility construction costs to support continued growth in the Americas and Europe.
Net cash used in financing activities was $70.5 million during fiscal 2024 compared to $163.6 million in fiscal 2023. The decrease in cash used in financing activities was primarily due to increased net borrowings to fund elevated capital expenditures in fiscal 2024, as well as year-end borrowings to fund the acquisition of Gravotech Holding, which was completed on August 1, 2024.

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
While the Company has support for the positions it takes on tax returns, taxing authorities may assert different interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax laws including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The liability for unrecognized tax benefits, excluding interest and penalties, was $22.6 million and $20.9 million as of July 31, 2024 and 2023, respectively. If recognized, $19.4 million of unrecognized tax benefits would reduce the Company's income tax rate as of both July 31, 2024 and 2023. Accrued interest and penalties related to unrecognized tax benefits were $6.1 million and $5.3 million as of July 31, 2024 and 2023, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the Consolidated Statements of Income. The Company believes it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $4.2 million in the next 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized as an income tax benefit in the Consolidated Statements of Income.

The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments regarding: (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income or loss, and (iii) the impact of tax planning strategies. The Company recognized valuation allowances for its deferred tax assets of $47.2 million and $52.8 million as of July 31, 2024 and 2023, respectively, which were primarily related to foreign tax credit carryforwards and net operating loss carryforwards in its various tax jurisdictions.
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
The Company has identified six reporting units within its two reportable segments, Americas & Asia and Europe & Australia, with the following goodwill balances as of July 31, 2024: North America, $436.3 million; Europe, $150.4 million; and Latin America, $2.9 million. The other three identified reporting units each have a goodwill balance of zero. The Company has the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of the reporting unit is greater than its respective carrying value. If the qualitative assessment leads to a determination that the fair value of a reporting unit may be less than its carrying value, or if the Company elects to bypass the qualitative assessment altogether, the Company performs a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. When the Company performs the quantitative test for goodwill, the Company establishes the fair value for the reporting unit based on the income approach, in which a discounted cash flow model is utilized, the market approach, in which market multiples of comparable companies are utilized, or a combination of both approaches. The income approach requires the use of significant estimates and assumptions, including forecasted sales growth, operating income projections, and discount rates and changes in these assumptions may adversely impact the fair value assessments. Significant negative industry or macroeconomic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.
The Company completes its annual goodwill impairment analysis on May 1 of each fiscal year and evaluates its reporting units for potential triggering events on a quarterly basis in accordance with ASC 350, "Intangibles - Goodwill and Other." In addition to the metrics listed above, the Company considers multiple internal and external factors when evaluating its reporting units for potential impairment, including (i) GDP growth for the respective geography, (ii) industry and market factors such as competition and changes in the market for the reporting unit's products, (iii) new product development, (iv) competing technologies, (v) overall financial performance such as cash flows, actual and planned revenue and profitability, and (vi) changes in the strategy of the reporting unit. In the event the fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value. If necessary, the Company may consult valuation specialists to assist with the assessment of the estimated fair value of the reporting unit.
On May 1, 2024, the Company performed the qualitative assessment for all three reporting units and determined that it is more likely than not that the fair value exceeds the carrying value for each reporting unit, and as such, goodwill was not considered impaired.
Other Indefinite-Lived Intangible Assets
Other indefinite-lived intangible assets, which consists of tradenames, are tested for impairment in accordance with the Company's policy outlined above using the income approach. Fair value is estimated using the income approach based upon current sales projections applying the relief from royalty method. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As a result of the analysis performed on May 1, 2024, all indefinite-lived tradenames had fair value in excess of their carrying value.

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
The global nature of the Company’s business requires active participation in the foreign exchange markets. The Company has manufacturing facilities and sells and distributes its products throughout the world and therefore has assets, liabilities and cash flows in currencies other than the U.S. dollar. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak macroeconomic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Mexican Peso, the Canadian dollar, the Australian dollar, the Singapore dollar, the Malaysian Ringgit, and the Chinese Yuan.
The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. As of July 31, 2024, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $59.2 million. The Company uses Euro-denominated debt of €48.7 million and British Pound-denominated debt of £10.3 million designated as hedge instruments to hedge portions of the Company’s net investment in its Euro-denominated and British Pound-denominated businesses. The Company's multi-currency revolving credit agreement allows it to borrow up to $200 million in currencies other than U.S. dollars. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company's exposure to the associated currency.
The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a significant portion of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates in effect during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. Currency exchange rates increased fiscal 2024 net sales by 0.2% compared to fiscal 2023 as the U.S. dollar depreciated, on average, against other major currencies throughout the year.
Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ equity. The Company’s currency translation adjustments recorded during the years ended July 31, 2024, 2023, and 2022, as a separate component of stockholders’ equity, were unfavorable by $14.5 million, favorable by $16.0 million, and unfavorable by $53.4 million, respectively. As of July 31, 2024 and 2023, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $324.5 million and $207.6 million, respectively. The potential decrease in net current assets as of July 31, 2024, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $32.5 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2024, the Company had no interest rate derivatives and no fixed rate debt outstanding.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brady Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Taxes — Valuation Allowances — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), taxable income in prior carryback year(s) if permitted under the tax law, and tax planning strategies. The Company’s valuation allowance for deferred tax assets was $47.2 million as of July 31, 2024.

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
September 6, 2024
We have served as the Company's auditor at least since 1981; however, an earlier year cannot be reliably determined.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2024 and 2023
(Dollars in thousands)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$250,118	$151,532
Accounts receivable, net of allowance for credit losses of $6,749 and $8,467, respectively	185,486	184,420
Inventories	152,729	177,078
Prepaid expenses and other current assets	11,382	11,790
Total current assets	599,715	524,820
Property, plant and equipment—net	195,758	142,149
Goodwill	589,611	592,646
Other intangible assets	51,839	62,096
Deferred income taxes	15,596	15,716
Operating lease assets	38,504	29,688
Other assets	24,546	22,142
Total	$1,515,569	$1,389,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,691	$79,855
Accrued compensation and benefits	77,954	71,470
Taxes, other than income taxes	14,061	13,575
Accrued income taxes	7,424	12,582
Current operating lease liabilities	13,382	14,726
Other current liabilities	67,170	65,828
Total current liabilities	264,682	258,036
Long-term debt	90,935	49,716
Long-term operating lease liabilities	25,342	16,217
Other liabilities	67,952	74,369
Total liabilities	448,911	398,338
Stockholders’ equity:
Class A nonvoting common stock — Issued 51,261,487 shares, and outstanding 44,042,462 and 45,008,724 shares, respectively (aggregate liquidation preference of $42,716)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	353,654	351,771
Retained earnings	1,174,025	1,021,870
Treasury stock — 7,219,025 and 6,252,763 shares, respectively, of Class A nonvoting common stock, at cost	(351,947)	(290,209)
Accumulated other comprehensive loss	(109,622)	(93,061)
Total stockholders’ equity	1,066,658	990,919
Total	$1,515,569	$1,389,257

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2024, 2023 and 2022
(Dollars in thousands, except per share amounts)

	2024	2023	2022
Net sales	$1,341,393	$1,331,863	$1,302,062
Cost of goods sold	653,509	674,588	670,510
Gross margin	687,884	657,275	631,552
Operating expenses:
Research and development	67,748	61,365	58,548
Selling, general and administrative	376,722	370,697	379,992
Total operating expenses	444,470	432,062	438,540
Operating income	243,414	225,213	193,012
Other income (expense):
Investment and other income	7,553	4,022	244
Interest expense	(3,126)	(3,539)	(1,276)
Income before income taxes	247,841	225,696	191,980
Income tax expense	50,626	50,839	42,001
Net income	$197,215	$174,857	$149,979
Net income per Class A Nonvoting Common Share:
Basic	$4.10	$3.53	$2.92
Diluted	$4.07	$3.51	$2.90
Net income per Class B Voting Common Share:
Basic	$4.08	$3.51	$2.91
Diluted	$4.05	$3.49	$2.89
Weighted average common shares outstanding:
Basic	48,119	49,591	51,321
Diluted	48,496	49,869	51,651

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended July 31, 2024, 2023 and 2022
(Dollars in thousands)

	2024	2023	2022
Net income	$197,215	$174,857	$149,979
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14,477)	16,009	(53,402)

Cash flow hedges:
Net gain recognized in other comprehensive (loss) income	517	2,680	1,282
Reclassification adjustment for gains included in net income	(2,221)	(2,140)	(909)
	(1,704)	540	373
Pension and other post-retirement benefits:
Net gain (loss) recognized in other comprehensive (loss) income	227	(465)	424
Net actuarial gain amortization	(605)	(417)	(1,043)
	(378)	(882)	(619)

Other comprehensive (loss) income, before tax	(16,559)	15,667	(53,648)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(2)	349	524
Other comprehensive (loss) income, net of tax	(16,561)	16,016	(53,124)
Comprehensive income	$180,654	$190,873	$96,855

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2024, 2023 and 2022
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
Balances at July 31, 2021	$548	$339,125	$788,369	$(109,061)	$(55,953)
Net income	—	—	149,979	—	—
Other comprehensive loss, net of tax	—	—	—	—	(53,124)
Issuance of shares of Class A Common Stock under stock plan	—	(4,478)	—	434	—
Tax benefit and withholdings from deferred compensation distributions	—	115	—	—	—
Stock-based compensation expense (Note 7)	—	10,504	—	—	—
Repurchase of shares of Class A Common Stock	—	—	—	(109,229)	—
Cash dividends on Common Stock:
Class A — $0.90 per share	—	—	(42,805)	—	—
Class B — $0.88 per share	—	—	(3,126)	—	—
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)
Net income	—	—	174,857	—	—
Other comprehensive income, net of tax	—	—	—	—	16,016
Issuance of shares of Class A Common Stock under stock plan	—	(1,069)	—	3,119	—
Tax benefit and withholdings from deferred compensation distributions	—	66	—	—	—
Stock-based compensation expense (Note 7)	—	7,508	—	—	—
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(75,472)	—
Cash dividends on Common Stock:
Class A — $0.92 per share	—	—	(42,207)	—	—
Class B — $0.90 per share	—	—	(3,197)	—	—
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)
Net income	—	—	197,215	—	—
Other comprehensive loss, net of tax	—	—	—	—	(16,561)
Issuance of shares of Class A Common Stock under stock plan	—	(5,627)	—	11,016	—
Tax benefit and withholdings from deferred compensation distributions	—	149	—	—	—
Stock-based compensation expense (Note 7)	—	7,361	—	—	—
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(72,754)	—
Cash dividends on Common Stock:
Class A — $0.94 per share	—	—	(41,793)	—	—
Class B — $0.92 per share	—	—	(3,267)	—	—
Balances at July 31, 2024	$548	$353,654	$1,174,025	$(351,947)	$(109,622)

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2024, 2023 and 2022
(Dollars in thousands)

	2024	2023	2022
Operating activities:
Net income	$197,215	$174,857	$149,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,873	32,370	34,182
Stock-based compensation expense	7,361	7,508	10,504
Gain on sale of business	—	(3,770)	—
Deferred income taxes	(9,399)	(12,472)	(1,645)
Other	1,401	(308)	1,197
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(6,581)	2,380	(25,330)
Inventories	21,697	14,972	(62,907)
Prepaid expenses and other assets	(743)	(1,023)	807
Accounts payable and accrued liabilities	19,198	(9,459)	6,826
Income taxes	(4,948)	4,094	4,836
Net cash provided by operating activities	255,074	209,149	118,449
Investing activities:
Purchases of property, plant and equipment	(79,892)	(19,226)	(43,138)
Sale of business	—	8,000	—
Other	(1,155)	12	67
Net cash used in investing activities	(81,047)	(11,214)	(43,071)
Financing activities:
Payment of dividends	(45,060)	(45,404)	(45,931)
Proceeds from exercise of stock options	8,186	4,091	1,082
Payments for employee taxes withheld from stock-based awards	(2,797)	(2,041)	(5,127)
Purchase of treasury stock	(72,225)	(74,996)	(109,229)
Proceeds from borrowing on credit facilities	175,103	127,660	243,716
Repayment of borrowing on credit facilities	(133,884)	(172,944)	(186,716)
Other	149	66	116
Net cash used in financing activities	(70,528)	(163,568)	(102,089)
Effect of exchange rate changes on cash and cash equivalents	(4,913)	3,096	(6,555)
Net increase (decrease) in cash and cash equivalents	98,586	37,463	(33,266)
Cash and cash equivalents, beginning of period	151,532	114,069	147,335
Cash and cash equivalents, end of period	$250,118	$151,532	$114,069

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,930	$3,408	$1,082
Income taxes	62,073	58,829	33,834

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2024, 2023 and 2022
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
Inventories — Inventories are stated at the lower of cost or net realizable value and include material, labor, and overhead. Cost has been determined using the last-in, first-out (“LIFO”) method for certain inventories in the U.S. (13.0% of total inventories at July 31, 2024, and 9.6% of total inventories at July 31, 2023) and the first-in, first-out (“FIFO”) or average cost methods for all other inventories. Had all inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $11,582 and $11,312 as of July 31, 2024 and 2023, respectively.
Inventories consist of the following as of July 31:

	2024	2023
Finished products	$89,430	$103,350
Work-in-process	24,601	26,884
Raw materials and supplies	38,698	46,844
Total inventories	$152,729	$177,078
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
Property, plant and equipment consist of the following as of July 31:

	Range of Useful Lives	2024	2023
Land		$30,604	$12,273
Buildings and improvements	10 to 33 Years	147,767	130,004
Machinery and equipment	3 to 10 Years	288,885	282,870
Construction in progress		32,701	9,682
Property, plant and equipment—gross		499,957	434,829
Accumulated depreciation		(304,199)	(292,680)
Property, plant and equipment—net		$195,758	$142,149
Depreciation expense was $20,452, $20,631, and $19,216 for the years ended July 31, 2024, 2023 and 2022, respectively.
Goodwill — The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it may be impaired. Under U.S. GAAP, the Company has the option to first assess qualitative factors in order to determine if it is more likely than not that the fair value of one of its reporting units is greater than its carrying value (“Step 0”). If the qualitative assessment leads to a determination that the reporting unit’s fair value is less than its carrying value, or if the Company elects to bypass the qualitative assessment altogether, it is required to perform a quantitative impairment test (“Step 1”) by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. During the fiscal year 2024 annual impairment test, the Company first assessed goodwill recoverability qualitatively using the Step 0 approach for each reporting unit. For the qualitative assessment, the Company considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal year 2023 for all three reporting units, including assumptions used, such as discount rates, indicated fair values, and the amounts by which those fair values exceeded their carrying amounts. Further, the Company compared actual performance in fiscal year 2024 to the internal financial projections used in the prior quantitative analyses. Additionally, the Company considered various other factors including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of the reporting units. Lastly, the Company evaluated whether any events have occurred or any circumstances have changed since that time that would indicate that goodwill may have become impaired since the last quantitative tests. Based on these qualitative assessments, the Company determined it is more likely than not that the fair value of each reporting unit exceeds its respective carrying value and as such, goodwill was not considered impaired as of May 1, 2024, and the Step 1 quantitative goodwill impairment analysis was not necessary. No goodwill impairment charges were recognized during the year ended July 31, 2024.
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
In fiscal 2024, long-lived and other intangible assets were analyzed for potential impairment. As a result of the analysis, no impairment charges were recorded.
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
As of July 31, 2024, all leases are accounted for as operating leases, with lease expense being recognized on a straight-line basis over the lease term. Operating leases are reflected in “Operating lease assets,” “Current operating lease liabilities,” and “Long-term operating lease liabilities” in the accompanying Consolidated Balance Sheets. Operating lease expense is recognized in either cost of goods sold or selling, general, and administrative expenses in the Consolidated Statements of Income, based on the nature of the lease. ROU assets are evaluated for impairment in the same manner as long-lived assets. No impairment charges were recognized related to operating lease assets during the year ended July 31, 2024.
Revenue Recognition — The Company recognizes revenue when a sales arrangement with a customer exists, the transaction price is fixed or determinable and the Company has satisfied its performance obligations per the sales arrangement. The majority of the Company’s revenue relates to the sale of identification and safety products and revenue is recognized at the point in which the customer obtains control of the products. The Company considers control to have transferred when legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the collection of the transaction price is reasonably assured, most of which occur upon the shipment or delivery of goods to customers. Revenue is measured at the determinable transaction price, net of estimated sales returns, including product returns and credit memos, and sales rebates. The Company estimates product returns and credit memos based on historical return rates. As of July 31, 2024 and 2023, the allowance for product returns and credit memos was $4,210 and $4,801, respectively.
Shipping and Handling Costs — Shipping and handling fees billed to a customer in a sale transaction are reported as net sales and the related costs incurred for shipping and handling are reported in cost of goods sold.
Advertising Costs — Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 2024, 2023, and 2022 was $50,296, $53,591, and $55,568, respectively.
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
New Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The guidance is effective for the Company's fiscal year 2025 Form 10-K and interim periods thereafter. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires expanded annual disclosures including the standardization and disaggregation of income tax rate reconciliation categories and the amount of income taxes paid by jurisdiction. The guidance is effective for the Company’s fiscal year 2026 Form 10-K. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

2. Goodwill
Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2024 and 2023, were as follows:

	IDS	WPS	Americas & Asia	Europe & Australia	Total
Balance as of July 31, 2022	$556,151	$30,681	$—	$—	$586,832
Translation adjustments	3,319	625	1,079	2,745	7,768
Reallocation due to change in segments	(559,470)	(31,306)	442,290	148,486	—
Divestiture of business	—	—	(1,954)	—	(1,954)
Balance as of July 31, 2023	$—	$—	$441,415	$151,231	$592,646
Translation adjustments	—	—	(2,236)	(799)	(3,035)
Balance as of July 31, 2024	$—	$—	$439,179	$150,432	$589,611
Effective February 1, 2023, the Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. Prior to February 1, 2023, the Company was organized and managed on a global basis within two business platforms: Identification Solutions (“IDS”) and Workplace Safety (“WPS”). As a result, goodwill was allocated to the new reportable segments in accordance with ASC 350, "Intangibles - Goodwill and Other."
Goodwill decreased $3,035 during the year ended July 31, 2024 due to the negative effects of foreign currency translation.
Goodwill increased $5,814 during the year ended July 31, 2023 mainly due to the positive effects of foreign currency translation, which was partially offset by a reduction due to the sale of our PremiSys business within the Americas & Asia segment.
The qualitative assessment performed on May 1, 2024, in accordance with ASC 350, “Intangibles - Goodwill and Other” indicated that it is more likely than not that the fair value exceeds the carrying value for each of the three reporting units with goodwill (North America, Europe and Latin America).

3. Other Intangible Assets
Other intangible assets include customer relationships, tradenames, and technology with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived tradenames that are classified as other intangible assets.
Other intangible assets as of July 31, 2024 and 2023 consisted of the following:

	July 31, 2024				July 31, 2023
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	3	$600	$(600)	$—	3	$1,114	$(947)	$167
Customer relationships	9	64,430	(23,279)	41,151	9	64,513	(15,947)	48,566
Technology	5	9,300	(6,182)	3,118	5	9,313	(4,235)	5,078
Unamortized other intangible assets:
Tradenames	N/A	7,570	—	7,570	N/A	8,285	—	8,285
Total		$81,900	$(30,061)	$51,839		$83,225	$(21,129)	$62,096
The decrease in the gross carrying amount of amortized other intangible assets as of July 31, 2024 compared to July 31, 2023 was primarily due to the disposal of a discontinued tradename.
Amortization expense on intangible assets during the years ended July 31, 2024, 2023, and 2022 was $9,421, $11,739, and $14,966, respectively. Amortization expense over each of the next five fiscal years is projected to be $9,145, $8,268, $7,759, $7,351, and $7,006 for the fiscal years ending July 31, 2025, 2026, 2027, 2028, and 2029, respectively.

4. Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of July 31, 2024 and 2023, the Company did not have any finance leases.
Short-term lease expense, variable lease expenses, and sublease income were immaterial to the Consolidated Statements of Income for the year ended July 31, 2024.
The following table summarizes lease expense recognized during the years ended July 31, 2024, 2023 and 2022:

	Consolidated Statements of Income Location	July 31, 2024	July 31, 2023	July 31, 2022
Operating lease cost	Cost of goods sold	$6,257	$6,589	$7,893
Operating lease cost	Selling, general, and administrative expenses	9,220	9,424	9,822
The following table summarizes the maturity of the Company's lease liabilities as of July 31, 2024:

Years ending July 31,	Operating Leases
2025	$15,033
2026	11,693
2027	7,125
2028	3,418
2029	2,869
Thereafter	2,817
Total lease payments	$42,955
Less: interest	(4,231)
Present value of lease liabilities	$38,724
The weighted average remaining lease terms and discount rates for the Company's operating leases as of July 31, 2024 and 2023 were as follows:

	July 31, 2024	July 31, 2023
Weighted average remaining lease term (in years)	3.8	2.6
Weighted average discount rate	5.1%	4.3%
Supplemental cash flow information related to the Company's operating leases during the years ended July 31, 2024 and 2023 were as follows:

	2024	2023
Operating cash outflows from operating leases	$16,496	$17,739
Operating lease assets obtained in exchange for new operating lease liabilities (1)	23,438	12,583
(1) Includes new leases and remeasurements or modifications of existing leases.
The Company evaluates right-of-use assets for impairment in the same manner as long-lived assets. No impairment charges were recorded during the years ended July 31, 2024, 2023 or 2022.

5. Employee Benefit Plans
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) who retired prior to January 1, 2016, as outlined by the Plan. The Plan is unfunded, and the liability, unrecognized gain, and associated income statement impact are immaterial. The current portion and non-current portion of the liabilities for postretirement medical benefits are included in “Other current liabilities” and “Other liabilities," respectively, on the accompanying Consolidated Balance Sheets as of July 31, 2024 and 2023. The unrecognized gain is reported as a component of AOCI.

The Company also has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan which allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or in other investment funds. Neither plan allows funds to be transferred between the Company's Class A Nonvoting Common Stock and the other investment funds. The Company has an additional non-qualified deferred compensation plan, the Brady Restoration Plan, which allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for executives' income exceeding the IRS limits for participation in a qualified 401(k) plan. Deferred compensation of $20,029 and $18,288 was included in "Other liabilities" in the accompanying Consolidated Balance Sheets as of July 31, 2024 and 2023, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plan, based on income of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $3,656 and $3,717 were included in "Other current liabilities" in the accompanying Consolidated Balance Sheets as of July 31, 2024 and 2023, respectively. The amounts charged to expense for these retirement and profit sharing plans were $16,134, $15,089, and $15,063 during the years ended July 31, 2024, 2023 and 2022, respectively.

6. Debt
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency credit agreement with a group of five banks.
On December 21, 2021, the Company and certain of its subsidiaries entered into an amendment to the credit agreement dated August 1, 2019, which replaced the variable benchmark rate from LIBOR to other benchmark rates, including SOFR, SONIA, Euribor and TIBOR.
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
As of July 31, 2024, the outstanding balance on the credit agreement was $90.9 million. The maximum amount outstanding on the credit agreement during the year ended July 31, 2024 was $90.9 million. As of July 31, 2024, there was $207.3 million available for future borrowing, which can be increased to $1,042.3 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings are classified as long-term on the Consolidated Balance Sheets.
The Company’s credit agreement requires it to maintain certain financial covenants, including a ratio of debt to trailing twelve months EBITDA, as defined in the agreement, of not more than a 3.5 to 1.0 ratio (leverage ratio) and trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage ratio). As of July 31, 2024, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 93.2 to 1.0.

As of July 31, 2024 and 2023, borrowings on the credit agreement were as follows:

	July 31, 2024		July 31, 2023
	Amount Outstanding (thousands)	Weighted Average Interest Rate	Amount Outstanding (thousands)	Weighted Average Interest Rate
Revolving credit agreement (1)	$90,935	5.3%	$49,716	5.2%
(1)Borrowings under the revolving credit agreement as of July 31, 2024 included USD-denominated, British pound-denominated and Euro-denominated borrowings of $32,000, $10,267 and $48,668, respectively. The weighted average interest rate of the USD-denominated, British pound-denominated and Euro-denominated borrowings was 6.3%, 6.1% and 4.5%, respectively, as of July 31, 2024.
Borrowings under the revolving credit agreement as of July 31, 2023 included USD-denominated, British pound-denominated and Euro-denominated borrowings of $13,000, $10,280 and $26,436. The weighted average interest rate of the USD-denominated, British pound-denominated and Euro-denominated borrowings was 6.3%, 5.8% and 4.4%, respectively, as of July 31, 2023.
Due to the variable interest rate pricing of the Company's revolving debt, it is determined that the carrying value of the debt equals the fair value of the debt.
The Company had outstanding letters of credit of $1,766 and $1,995 at July 31, 2024 and 2023, respectively.

7. Stockholders' Equity
Information as to the Company’s capital stock as of July 31, 2024 and 2023 was as follows:

	July 31, 2024			July 31, 2023
	Shares Authorized	Shares Issued	Amount (thousands)	Shares Authorized	Shares Issued	Amount (thousands)
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548
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

The following is a summary of other activity in stockholders’ equity during the years ended July 31, 2024, 2023, and 2022:

	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2021	$10,534	$(10,534)	$—
Shares at July 31, 2021	315,916	315,916
Sale of shares at cost	$(721)	$721	$—
Purchase of shares at cost	1,242	(1,242)	—
Balances at July 31, 2022	$11,055	$(11,055)	$—
Shares at July 31, 2022	318,285	318,285
Sale of shares at cost	$(739)	$739	$—
Purchase of shares at cost	1,067	(1,067)	—
Balances at July 31, 2023	$11,383	$(11,383)	$—
Shares at July 31, 2023	318,198	318,198
Sale of shares at cost	$(889)	$889	$—
Purchase of shares at cost	1,217	(1,217)	—
Balances at July 31, 2024	$11,711	$(11,711)	$—
Shares at July 31, 2024	312,124	312,124
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
At July 31, 2024, the deferred compensation balance in stockholders’ equity represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plans. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
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
As of July 31, 2024, the Company has reserved 1,474,258 shares of Class A Nonvoting Common Stock for outstanding stock options and RSUs and 4,862,004 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Total stock-based compensation expense recognized during the years ended July 31, 2024, 2023, and 2022, was $7,361, $7,508, and $10,504, respectively. The total income tax benefit recognized in the consolidated statements of income was $1,014, $1,497 and $507 during the years ended July 31, 2024, 2023, and 2022, respectively.
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

The Company has estimated the fair value of its time-based stock option awards granted during the years ended July 31, 2024, 2023, and 2022, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2024	2023	2022
Expected term (in years)	5.40	5.71	6.23
Expected volatility	30.23%	29.64%	30.04%
Expected dividend yield	1.89%	2.01%	2.26%
Risk-free interest rate	4.72%	3.66%	1.27%
The following is a summary of stock option activity for the year ended July 31, 2024:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2023	1,546,783	$42.05
Granted	53,062	54.74
Exercised	(352,983)	35.20
Forfeited	(24,816)	48.08
Outstanding as of July 31, 2024	1,222,046	$44.46	5.5	$33,087
Exercisable as of July 31, 2024	1,038,471	$43.70	5.1	$28,906
The following table summarizes additional stock option information:

	2024	2023	2022
Weighted-average fair value of options granted during the period	$16.41	$12.14	$11.55
Intrinsic value of options exercised during the period (in thousands)	8,860	1,822	4,269
Fair value of options vested during the period (in thousands)	2,020	3,384	2,446
Cash received from the exercise of stock options during the period (in thousands)	8,186	4,091	1,082
Tax benefit on options exercised during the period (in thousands)	2,215	455	1,067
As of July 31, 2024, total unrecognized compensation cost related to options that are expected to vest was $911 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.6 years.
RSUs
RSUs issued under the plan have a grant date fair value equal to the market price of the Company's stock at the date of grant and generally vest ratably over three years, with one-third vesting one year after the grant date and one-third additional in each of the succeeding two years.

The following tables summarize the RSU activity during the year ended July 31, 2024:

RSUs	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of July 31, 2023	133,868	$46.55
Granted	95,145	55.43
Vested	(69,001)	45.98
Forfeited	(11,021)	50.36
Non-vested RSUs as of July 31, 2024	148,991	$52.20
The RSUs granted during the years ended July 31, 2023 and 2022, had a weighted-average grant-date fair value of $45.22 and $48.96, respectively.
The total fair value of time-based RSUs vested during the years ended July 31, 2024, 2023 and 2022, was $3,888, $3,734, and $3,669, respectively.
As of July 31, 2024, total unrecognized compensation cost related to RSUs that are expected to vest was $3,178 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.9 years.
PRSUs
PRSUs are contingent on the achievement of predetermined market and performance targets. The PRSUs granted under the plan vest at the end of a three-year performance period provided the service period and specified performance targets are met. For the PRSUs granted during the year ended July 31, 2024, awards will vest based on achievement of performance conditions relating to Company revenue and diluted EPS targets. For the PRSUs granted during the years ended July 31, 2023 and 2022, the vesting criteria for 50% of the grant is based upon the Company's total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index over a three-year performance period, and the vesting criteria for the remaining 50% of the grant is based upon Company revenue targets.
The PRSUs granted during the year ended July 31, 2024 had a fair value determined by the average of the high and low stock price on the date of grant.
The following tables summarize the PRSU activity during the year ended July 31, 2024:

PRSUs	Shares	Weighted Average Grant Date Fair Value
Non-vested PRSUs as of July 31, 2023	63,448	$58.39
Granted	65,956	51.16
Vested	(2,786)	60.73
Forfeited	(23,397)	59.47
Non-vested PRSUs as of July 31, 2024	103,221	$53.46
The PRSUs granted during the year ended July 31, 2023 and 2022, had a weighted-average grant-date fair value of $55.77 and $61.76, respectively. The total fair value of PRSUs vested during the years ended July 31, 2024, 2023 and 2022, was $141, $889, and $4,098, respectively.
As of July 31, 2024, total unrecognized compensation cost related to PRSUs that are expected to vest was $3,227 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.9 years.
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

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the periods presented:

	Unrealized gain on cash flow hedges	Unamortized gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Ending balance, July 31, 2022	$954	$1,436	$(111,467)	$(109,077)
Other comprehensive income (loss) before reclassification	2,292	(352)	16,009	17,949
Amounts reclassified from accumulated other comprehensive loss	(1,605)	(328)	—	(1,933)
Ending balance, July 31, 2023	$1,641	$756	$(95,458)	$(93,061)
Other comprehensive (loss) income before reclassification	(124)	160	(14,477)	(14,441)
Amounts reclassified from accumulated other comprehensive loss	(1,666)	(454)	—	(2,120)
Ending balance, July 31, 2024	$(149)	$462	$(109,935)	$(109,622)
The increase in accumulated other comprehensive loss as of July 31, 2024 compared to July 31, 2023 was primarily due to the appreciation of the U.S. dollar against certain other currencies during the fiscal year. Of the amounts reclassified from accumulated other comprehensive loss during the years ended July 31, 2024 and 2023, unrealized gains on cash flow hedges were reclassified into "Cost of goods sold" and net unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the Consolidated Statements of Income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive (loss) income:

	Years Ended July 31,
	2024	2023	2022
Income tax (expense) benefit related to items of other comprehensive (loss) income:
Cash flow hedges	$(86)	$147	$(148)
Pension and other post-retirement benefits	84	202	167
Other income tax adjustments and currency translation	—	—	505
Income tax (expense) benefit related to items of other comprehensive (loss) income	$(2)	$349	$524

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
Contract Balances
The balance of contract liabilities associated with service warranty performance obligations was $2,947 and $2,757 as of July 31, 2024 and 2023, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the accompanying Consolidated Balance Sheets. During the year ended July 31, 2024, the Company recognized revenue of $1,329 that was included in the contract liability balance at the beginning of the period from the amortization of extended service warranties. Of the contract liability balance outstanding at July 31, 2024, the Company expects to recognize 41% by the end of fiscal 2025, an additional 28% by the end of fiscal 2026, and the balance thereafter.
Costs of Obtaining a Contract
The Company expenses incremental direct costs of obtaining a contract (e.g., sales commissions) when incurred because the amortization period is generally twelve months or less. Contract costs are included in "Selling, general and administrative expense" on the Consolidated Statements of Income.

10. Segment Information
The Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. The Company evaluates short-term segment performance based on segment profit and customer sales. Gain or loss on sale of businesses, interest expense, investment and other income, income taxes, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information as of and for the years ended July 31, 2024, 2023 and 2022:

	2024	2023	2022
Net sales:
Americas & Asia:
Americas	$784,576	$787,426	$750,391
Asia	101,952	101,431	110,693
Total	$886,528	$888,857	$861,084
Europe & Australia:
Europe	399,462	387,743	388,618
Australia	55,403	55,263	52,360
Total	$454,865	$443,006	$440,978
Total Company	$1,341,393	$1,331,863	$1,302,062
Depreciation & amortization:
Americas & Asia	$22,716	$25,269	$26,950
Europe & Australia	7,157	7,101	7,232
Total Company	$29,873	$32,370	$34,182
Segment profit:
Americas & Asia	$196,842	$180,503	$157,307
Europe & Australia	70,612	65,742	63,058
Total Company	$267,454	$246,245	$220,365
Assets:
Americas & Asia	$849,844	$829,562	$868,922
Europe & Australia	415,607	408,163	384,341
Corporate	250,118	151,532	114,069
Total Company	$1,515,569	$1,389,257	$1,367,332
Expenditures for property, plant & equipment:
Americas & Asia	$54,460	$13,256	$24,051
Europe & Australia	25,432	5,970	19,087
Total Company	$79,892	$19,226	$43,138
The following is a reconciliation of segment profit to income before income taxes for the years ended July 31, 2024, 2023 and 2022:

	Years Ended July 31,
	2024	2023	2022
Total profit from reportable segments	$267,454	$246,245	$220,365
Unallocated costs:
Administrative costs	(24,040)	(24,802)	(27,353)
Gain on sale of business	—	3,770	—
Investment and other income	7,553	4,022	244
Interest expense	(3,126)	(3,539)	(1,276)
Income before income taxes	$247,841	$225,696	$191,980

The following is a summary of sales by product category for the years ended July 31, 2024, 2023 and 2022:

	Years Ended July 31,
	2024	2023	2022
Safety and Facility Identification	$607,235	$608,938	$581,914
Product Identification	274,429	259,164	275,836
Wire Identification	228,415	209,284	203,919
Healthcare Identification	141,767	145,225	135,364
People Identification	89,547	109,252	105,029
Total Company	$1,341,393	$1,331,863	$1,302,062
During fiscal 2024, the Company divested operations related to the safety and facility identification product line, while in fiscal 2023, the divested business was associated with the people identification product line.
The following is a summary of sales and long-lived assets by geographic region for the years ended July 31, 2024, 2023 and 2022:

	Revenues* Years Ended July 31,			Long-Lived Assets** As of July 31,
	2024	2023	2022	2024	2023	2022
Geographic information:
United States	$783,775	$790,596	$764,930	$515,193	$524,258	$543,187
Other	631,748	610,553	613,433	360,519	302,321	288,477
Eliminations	(74,130)	(69,286)	(76,301)	—	—	—
Consolidated total	$1,341,393	$1,331,863	$1,302,062	$875,712	$826,579	$831,664

* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets, and operating lease assets.

11. Income Taxes
Income before income taxes consists of the following:

	Years Ended July 31,
	2024	2023	2022
United States	$111,647	$92,053	$92,985
Other Nations	136,194	133,643	98,995
Total	$247,841	$225,696	$191,980
Income before income taxes in the United States increased to $111,647 in fiscal 2024 from $92,053 in fiscal 2023 primarily due to organic sales growth and improved gross profit margin.
The increase in income before income taxes in Other Nations to $133,643 in fiscal 2023 from $98,995 in fiscal 2022 was primarily due to intercompany royalty payments to the United States that occurred in fiscal 2023 which reduced Other Nations income before income taxes by $32,857.

Income tax expense consists of the following:

	Years Ended July 31,
	2024	2023	2022
Current income tax expense:
United States	$22,637	$26,324	$8,639
Other Nations	32,121	31,093	31,851
States (U.S.)	5,267	5,894	3,156
	$60,025	$63,311	$43,646
Deferred income tax (benefit) expense:
United States	$(7,999)	$(10,577)	$970
Other Nations	(133)	251	(2,377)
States (U.S.)	(1,267)	(2,146)	(238)
	$(9,399)	$(12,472)	$(1,645)
Total income tax expense	$50,626	$50,839	$42,001

The tax effects of temporary differences are as follows as of July 31, 2024 and 2023:

	July 31, 2024
	Assets	Liabilities	Total
Inventories	$7,462	$(59)	$7,403
Employee compensation and benefits	9,248	—	9,248
Accounts receivable	1,828	—	1,828
Fixed assets	3,507	(8,148)	(4,641)
Intangible assets	639	(48,248)	(47,609)
Capitalized R&D expenditures	20,252	—	20,252
Deferred and equity-based compensation	9,071	—	9,071
Postretirement benefits	2,463	(52)	2,411
Tax credit and net operating loss carry-forwards	43,929	—	43,929
Valuation allowances	(47,224)	—	(47,224)
Other, net	20,346	(5,462)	14,884
Total	$71,521	$(61,969)	$9,552

	July 31, 2023
	Assets	Liabilities	Total
Inventories	$8,526	$(64)	$8,462
Employee compensation and benefits	8,556	—	8,556
Accounts receivable	2,202	—	2,202
Fixed assets	3,118	(9,238)	(6,120)
Intangible assets	760	(49,267)	(48,507)
Capitalized R&D expenditures	9,986	—	9,986
Deferred and equity-based compensation	9,937	—	9,937
Postretirement benefits	2,683	(100)	2,583
Tax credit and net operating loss carry-forwards	51,387	—	51,387
Valuation allowances	(52,750)	—	(52,750)
Other, net	19,826	(4,798)	15,028
Total	$64,231	$(63,467)	$764
Tax credit carry-forwards as of July 31, 2024 consist of the following:
•Foreign net operating loss carry-forwards of $89,282, of which $69,753 have no expiration date and the remainder of which expire from fiscal 2025 to fiscal 2040.
•State net operating loss carry-forwards of $24,527, of which $2,103 have no expiration date and the remainder of which expire in fiscal 2032.
•Foreign tax credit carry-forwards of $16,054, which expire from fiscal 2025 to fiscal 2034.
•State credit carry-forwards of $13,635, which expire from fiscal 2025 to fiscal 2039.

Rate Reconciliation
A reconciliation of the income tax rate computed by applying the statutory U.S. federal income tax rate to income before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2024	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%
International rate differential (1)	0.7%	1.7%	4.2%
Adjustments to tax accruals and reserves	0.2%	0.2%	(0.1)%
Research and development tax credits	(1.6)%	(1.3)%	(1.6)%
Valuation allowance against foreign tax credits and foreign net operating loss carry-forwards	0.2%	1.2%	(1.2)%
Deferred tax and other adjustments, net	(0.1)%	(0.3)%	(0.4)%
Income tax rate	20.4%	22.5%	21.9%
(1)Represents the foreign income tax rate differential when compared to the U.S. statutory income tax rate for the years ended July 31, 2024, 2023, and 2022.
Uncertain Tax Positions
The Company follows the guidance in ASC 740, "Income Taxes" regarding uncertain tax positions. The guidance requires application of a more-likely-than-not threshold to the recognition and de-recognition of income tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance as of July 31, 2021	$21,912
Additions based on tax positions related to the current year	3,233
Additions for tax positions of prior years	435
Reductions for tax positions of prior years	(122)
Lapse of statute of limitations	(3,226)
Settlements with tax authorities	(1,129)
Cumulative translation adjustments and other	(539)
Balance as of July 31, 2022	$20,564
Additions based on tax positions related to the current year	2,902
Additions for tax positions of prior years	792
Reductions for tax positions of prior years	(19)
Lapse of statute of limitations	(2,682)
Settlements with tax authorities	(782)
Cumulative translation adjustments and other	124
Balance as of July 31, 2023	$20,899
Additions based on tax positions related to the current year	3,130
Additions for tax positions of prior years	1,594
Reductions for tax positions of prior years	(43)
Lapse of statute of limitations	(2,666)
Settlements with tax authorities	(257)
Cumulative translation adjustments and other	(67)
Balance as of July 31, 2024	$22,590
Of the $22,590 of unrecognized tax benefits, if recognized, $19,350 would affect the Company's income tax rate. The Company has classified $19,527 and $17,587, excluding interest and penalties, of the reserve for uncertain tax positions in "Other liabilities" on the Consolidated Balance Sheets as of July 31, 2024 and 2023, respectively. The Company has classified $3,063 and $3,312, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the accompanying Consolidated Balance Sheets as of July 31, 2024 and 2023, respectively.

Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. The Company recognized interest expense of $893, $700, and $701 on the reserve for uncertain tax positions during the years ended July 31, 2024, 2023, and 2022, respectively. The Company also recognized benefits related to penalties of $38, $281, and $82 during the years ended July 31, 2024, 2023, and 2022, respectively. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2024 and 2023, the Company had $4,448 and $3,581, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2024 and 2023, the Company had $1,631 and $1,674, respectively, accrued for penalties on unrecognized tax benefits. Interest expense and penalties are recorded as a component of "Income tax expense" in the Consolidated Statements of Income.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by up to $4,151 in the next 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or the expiration of statute of limitations, all of which, if recognized, would result in an income tax benefit in the Consolidated Statements of Income.
During the year ended July 31, 2024, the Company recognized $3,708 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S., various states, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’21 — F’24

12. Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2024	2023	2022
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$197,215	$174,857	$149,979
Less:
Preferential dividends	(748)	(769)	(803)
Preferential dividends on dilutive stock options	(5)	(3)	(8)
Numerator for basic and diluted income per Class B Voting Common Share	$196,462	$174,085	$149,168
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	48,119	49,591	51,321
Plus: Effect of dilutive equity awards	377	278	330
Denominator for diluted income per share for both Class A and Class B	48,496	49,869	51,651
Net income per Class A Nonvoting Common Share:
Basic	$4.10	$3.53	$2.92
Diluted	$4.07	$3.51	$2.90
Net income per Class B Voting Common Share:
Basic	$4.08	$3.51	$2.91
Diluted	$4.05	$3.49	$2.89
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of Brady's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 113,641, 549,031, and 497,307 for the years ended July 31, 2024, 2023, and 2022, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2024 and July 31, 2023, according to the valuation techniques the Company used to determine their fair values.

	July 31, 2024	July 31, 2023	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$20,029	$18,288	Level 1
Foreign exchange contracts	137	492	Level 2
Liabilities:
Foreign exchange contracts	$730	$189	Level 2
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the years ended July 31, 2024 and July 31, 2023.
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

The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows as of July 31, 2024 and 2023:

	July 31, 2024	July 31, 2023
Designated as cash flow hedges	$59,207	$39,661
Non-designated hedges	4,459	4,803
Total foreign exchange contracts	$63,666	$44,464
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the accompanying Consolidated Balance Sheets. For these instruments, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. At July 31, 2024 and 2023, unrealized losses of $124 and unrealized gains of $1,580 have been included in AOCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the consolidated statements of comprehensive income. As of July 31, 2024 and July 31, 2023, the cumulative balance recognized in accumulated other comprehensive income were losses of $1,237 and $1,746, respectively, on any outstanding foreign currency denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	July 31, 2024	July 31, 2023	July 31, 2022
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$517	$2,680	$1,282
Foreign currency denominated debt (net investment hedges)	509	(1,746)	—
Gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	2,221	2,140	909
Fair values of derivative and hedging instruments in the accompanying Consolidated Balance Sheets were as follows:

	July 31, 2024			July 31, 2023
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$137	$726	$—	$485	$189	$—
Foreign currency denominated debt (net investment hedges)	—	—	34,060	—	—	36,716
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	4	—	7	—	—
Total derivative instruments	$137	$730	$34,060	$492	$189	$36,716

15. Contingencies
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
16. Subsequent Events
On August 1, 2024, the Company acquired Gravotech Holding (“Gravotech”), a global company that specializes in engraving marking and cutting solutions, headquartered in Lyon, France, for a cash purchase price of approximately €120,000, subject to a working capital adjustment provision. The Company expects to allocate a significant portion of the purchase price to goodwill and intangible assets. The assignment of goodwill to the Company’s existing reporting units is not complete as of the financial statements issuance date.
On September 5, 2024, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.94 to $0.96 per share. A quarterly dividend of $0.24 will be paid on October 31, 2024, to shareholders of record at the close of business on October 10, 2024. This dividend represents an increase of 2.1% and is the 39th consecutive annual increase in dividends.
On September 4, 2024, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. The repurchased shares will be available for use in connection with the Company's stock-based plans and for other corporate purposes.

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
With the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2024, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of

Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.
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
The Company’s internal control over financial reporting, as of July 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brady Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2024, of the Company and our report dated September 6, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 6, 2024

Item 9B. Other Information
During the three months ended July 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Russell R. Shaller	61	President, CEO and Director
Ann E. Thornton	42	Chief Financial Officer, Chief Accounting Officer and Treasurer
Olivier Bojarski	45	President – Americas & Asia
Thomas F. DeBruine	57	Chief Operating Officer
Andrew T. Gorman	44	General Counsel and Secretary
Brett Wilms	50	President – EMEA & Australia
Patrick W. Allender	77	Director
David S. Bem	55	Director
Elizabeth P. Bruno	57	Director
Joanne Collins Smee	67	Director
Nancy L. Gioia	64	Director
Christopher M. Hix	62	Director
Vineet Nargolwala	52	Director
Bradley C. Richardson	66	Director
Michelle E. Williams	63	Director
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
Thomas F. DeBruine - Mr. DeBruine joined the Company in November 2000 and was named Chief Operating Officer in June 2024 after serving as Vice President, Global Operations since 2022 and Director of Operations - Americas since 2016. Prior to 2016, Mr. DeBruine held local, regional and global roles in manufacturing, procurement and engineering within the Company. Prior to joining the Company, Mr. DeBruine held various operating leadership roles in automotive tier one supply and electric motor manufacturing industries. He holds a bachelor of science degree in industrial technology from the University of Wisconsin – Platteville.
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
Joanne Collins Smee – Ms. Collins Smee was elected to the Board of Directors in 2022. She serves as a member of the Audit, Management Development and Compensation and Technology Committees. Ms. Collins Smee was the Executive Vice President and President, Americas, for Xerox Corporation and had been in this role from June 2022 until her retirement in 2023. She was also an Executive Vice President of Xerox Holdings Corporation during that same period. Previously, she was Chief Commercial, SMB and Channels Officer for Xerox from February 2020 to June 2022. Ms. Collins Smee joined Xerox in September 2018 as Senior Vice President and Chief Commercial Officer. Before Xerox, she led Technology Transformation Services for the U.S. Federal Government and spent more than two decades at IBM in global executive roles spanning client sales and delivery of technical products and services. Ms. Collins Smee has a bachelor’s degree of arts from Boston College, a master of business administration degree from New York University and a master of arts degree from Columbia University. Ms. Collins Smee’s extensive experience in high-technology global business and strong leadership skills, provides the Board with important expertise in product and services innovation.
Nancy L. Gioia – Ms. Gioia was elected to the Board of Directors in 2013. She serves as the Chair of the Management Development and Compensation Committee, and is a member of the Technology Committee. She was the Director, Global Electrical Connectivity and User Experience for Ford Motor Company until her retirement in 2014, where she also held a variety of engineering and technology roles including, Director, Global Electrification; Director, Sustainable Mobility Technologies and Hybrid Vehicle Programs; Director, North America Current Vehicle Model Quality; Engineering Director, Visteon/Ford Due Diligence; Engineering Director, Small Front Wheel Drive/Rear Wheel Drive Car Platforms-North America; and Vehicle Programs Director, Lifestyle Vehicles. She previously served as director of Exelon Corporation (NYSE: EXC), Meggitt PLC (LSE: MGGT), Lucid Group, Inc. (NASDAQ: LCID) and as the Executive Director of Blue Current. She has served on the Board of Directors of Power Integrations (NASDAQ: POWI) since 2022. In 2024, she was elected to the Board of Directors of Exro Technologies Inc. (TSX: EXRO) (OTCQB: EXROF). Ms. Gioia has a bachelor’s degree in electrical engineering from the University of Michigan and a master of manufacturing systems engineering degree from Stanford University. Ms. Gioia has a CERT Certificate in Cyber-Risk Oversight from the National Association of Corporate Directors. Ms. Gioia's extensive experience in strategy, technology and engineering solutions, as well as in electrified vehicles, provides the Board with important expertise in product development and operations, and environmental sustainability for products and processes.
Christopher M. Hix - Mr. Hix was elected to the Board of Directors in May 2024, and he serves as a member of the Audit and Finance Committees. He served as the Executive Vice President and Chief Financial Officer of Enovis Corporation (NYSE: ENOV) from 2016 to 2022 (and its predecessor Colfax Corporation). He previously served as the Senior Vice President and Chief Financial Officer of OM Group, and as the Senior Vice President and Chief Financial Officer of Robbins & Myers. Prior to Robbins & Myers, he spent 14 years with Roper Industries (now Roper Technologies) in a variety of operating, financial and strategic roles. Mr. Hix served on the board of ESAB Corporation (NYSE: ESAB) from 2021 through 2024. Mr. Hix has a bachelor’s degree in business administration from the University of Southern California and a master of business administration from St. Mary’s College of California. He brings to the Company extensive knowledge and background in finance and global business operations from his past experiences as the CFO of public companies. Mr. Hix was originally identified as a director nominee by a third-party search firm through a process conducted by the Corporate Governance Committee of the Board of Directors.
Vineet Nargolwala – Mr. Nargolwala was elected to the Board of Directors in 2022. He serves as a member of the Finance and Management Development and Compensation Committees. Mr. Nargolwala is President, Chief Executive Officer and Director of Allegro MicroSystems, Inc. (NASDAQ: ALGM) and has been in these roles since June 2022. Prior to joining Allegro, Mr. Nargolwala was with Sensata Technologies from 2013 to June 2022, most recently serving as the Executive Vice President, Sensing Solutions, from March 2020 to June 2022. Before joining Sensata, he was with Honeywell International, Inc., in business strategy and leadership roles of increasing responsibility. Mr. Nargolwala has a bachelor’s degree in electrical engineering from Maharaja Sayajirao University, a master of science in electrical engineering from the University of Texas-Arlington and a master in business administration from Cornell University. Mr. Nargolwala’s extensive experience in high-technology global business and strong leadership skills, provides the Board with important expertise in product and services innovation.
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
Michelle E. Williams, Ph.D – Dr. Williams was elected to the Board of Directors in 2019. She serves as the Chair of the Technology Committee, the ESG Liaison and is a member of the Corporate Governance and Management Development and Compensation Committees. Dr. Williams served as Global Group President of Altuglas International, a subsidiary of Arkema S.A., through May 2021. Prior to joining Arkema in 2011, she spent 23 years with Rohm and Haas Company and Dow

Chemical in manufacturing, commercial, strategy and general management positions. She was General Manager, Chemical Mechanical Polishing Technologies, and later, General Manager, Adhesives and Sealants. In 2023, Dr. Williams was elected to the Board of Directors of Cabot Corporation (NYSE: CBT). She has a bachelor’s degree in chemistry from Pace University and a doctorate in physical chemistry from the University of Utah. Dr. Williams’ experience in commercial, technology and business leadership roles provides the Board with important expertise in innovation, new product development and operations.
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
Risk Oversight - The Board oversees the Company's risk management processes directly and through its committees. In general, the Board oversees the management of risks inherent in the operation of the Company's businesses, the implementation of its strategic plan, its acquisition and capital allocation program and its organizational structure. Each of the Board's committees also oversees the management of Company risks that fall within the respective committee's areas of responsibility. Specifically, cybersecurity is a critical part of risk management for the Company. The Audit Committee is aware of the rapidly evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection, and mitigation of the effects of any such incidents on the Company. In 2022, the Board elected Ms. Williams as the ESG Liaison to facilitate the Company's efforts in connection with sustainability and inclusivity. Additionally, the Audit Committee, Corporate Governance Committee, Management Development and Compensation Committee, Technology Committee and the ESG Liaison, each review certain risks, exposures and opportunities relating to the Company’s ESG strategies, initiatives, policies and practices. The Company's management is responsible for reporting significant risks to executive management as a part of the disclosure process. The significance of the risk is assessed by executive management and escalated to the respective Board committee or the Board of Directors as deemed appropriate. The Company reviews its risk assessment with the Audit Committee annually.
Audit Committee Financial Expert - The Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Richardson, Chair of the Audit Committee; Allender, member of the Audit Committee; and Hix, member of the Audit Committee, are financial experts under the rules of the SEC and financially literate and independent under the rules of the NYSE.
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
Meetings of Non-management Directors - The non-management directors of the Board regularly meet without any members of management present. The Chair of the Board, Mr. Richardson, is the presiding director at these sessions. In fiscal

2024, executive sessions were conducted at all regularly scheduled Board meetings. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-877-781-9309.
Audit Committee Members - The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Richardson (Chair), Allender, Bem and Hix and Ms. Collins Smee. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE.
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
Insider Trading Policy - The Company’s Board of Directors has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. Our insider trading policy has been filed as Exhibit 19 to this Annual Report on Form 10-K. We reserve the right to purchase securities outside of the scope of the insider trading policy subject to compliance with applicable laws.
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
DELINQUENT SECTION 16(a) REPORTS
To the Company’s knowledge, based solely on a review of the Section 16(a) filings and written representations that no other reports were required, during the fiscal year ended July 31, 2024, all Section 16(a) filing requirements were complied with applicable to the Company's officers, directors and greater than 10 percent beneficial owners.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Our Compensation Discussion and Analysis describes the Company's executive compensation pay-for-performance philosophy and practices, the elements of our executive compensation programs, and the compensation decisions the Management Development and Compensation Committee (the “Committee”) has made under those programs and the factors considered in making those decisions. The Compensation Discussion and Analysis also analyzes the total compensation of Brady’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and the three other most highly compensated executive officers that were serving as executive officers as of July 31, 2024.
For fiscal 2024, the following named executive officers' (the “NEOs”) compensation is disclosed and discussed in this section:
•Russell R. Shaller, President, Chief Executive Officer and Director;
•Ann E. Thornton, Chief Financial Officer, Chief Accounting Officer and Treasurer;
•Olivier Bojarski, President - Americas & Asia;
•Thomas F. DeBruine, Chief Operating Officer; and
•Andrew T. Gorman, General Counsel and Secretary.
Appointment of Thomas F. DeBruine: Mr. DeBruine was appointed as Chief Operating Officer of the Company, effective June 3, 2024. Prior to June 3, Mr. DeBruine served as Vice President of Global Operations for the Company.
Executive Summary
Fiscal 2024 Business Highlights
Refer to Item 1 “General Development of Business” for a business overview and key initiatives during fiscal 2024. Highlights for fiscal 2024 include:
•Net income per diluted Class A Nonvoting Common Share was an all-time record high of $4.07 for the year ended July 31, 2024, an increase of 16.0% from fiscal 2023 Net income per diluted Class A Nonvoting Common Share of $3.51.
•Income before income taxes was $247.8 million for the year ended July 31, 2024, an increase of $22.1 million (9.8%) from fiscal 2023 income before income taxes of $225.7 million.
•Net sales were $1,341.4 million in fiscal 2024 compared to $1,331.9 million in fiscal 2023, an increase of 0.7%. Organic sales increased sales 2.6% and foreign currency translation increased sales 0.2%, while divestitures decreased sales 2.1%.
Refer to Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of fiscal 2024 results.
Fiscal 2024 Executive Summary
For fiscal 2024, the Board of Directors approved a 10.0% increase in base salary for Mr. Shaller. In addition, Mr. Shaller recommended and the Committee approved increases in base salary for Ms. Thornton and Messrs. Bojarski, DeBruine and Gorman. All increases were made to recognize the performance, current scope of responsibilities and peer company data for each executive and, with regard to Ms. Thornton and Mr. Shaller, to better align their base salary with individuals holding comparable positions at peer companies. Effective June 3, 2024, Mr. DeBruine was appointed as Chief Operating Officer of the Company. As part of Mr. DeBruine's appointment, he was awarded a 30.4% increase in his base salary.
In a change from prior fiscal years, the Company's fiscal 2024 annual equity grants consisted of 50% time-based restricted stock units (“RSUs”) and 50% performance-based restricted stock units (“PRSUs”) to align executive compensation with the creation of long-term shareholder value. The RSUs vest equally over three years and are intended to facilitate retention and align with the creation of long-term shareholder value. The PRSUs reinforce the Company's pay-for-performance philosophy because award payout increases and decreases based on Company performance. Specifically, the PRSU awards granted in fiscal

2024 will vest based on achievement of performance conditions relating to Company revenue and diluted earnings per share (“EPS”) targets as set forth in the below table:

Performance Period	Weighting
August 1, 2023 through July 31, 2024	25%
August 1, 2024 through July 31, 2025	25%
August 1, 2024 through July 31, 2026	25%
August 1, 2023 through July 31, 2026	25%
Payout opportunities will range from 0% to 200% of the target award at the end of the three-year performance period.
Executive Compensation Practices
As part of the Company's pay-for-performance philosophy, the Company's compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	A significant portion of each NEO's total compensation opportunity is tied to Company performance, which is intended to drive shareholder value.

Ownership Requirements	The Company believes that the interests of shareholders and executives are aligned when executives are shareholders in possession of a meaningful amount of Company stock. Furthermore, stock ownership requirements encourage positive performance behaviors and discourage executive officers from taking excessive risk. In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company's stock, stock ownership requirements have been established and are equal to a specified multiple of the executive officer's base salary. Our NEOs are expected to obtain the required ownership levels within five years of becoming an executive officer. Refer to the heading "Stock Ownership Requirements" for further discussion of the stock ownership requirements established for each NEO and the actions that the Company may take when an executive is not in compliance with his or her respective stock ownership requirement.

Clawback Provisions	During fiscal 2024, the Committee adopted the Brady Corporation Incentive Recovery Policy, which requires the Company to recover the amount of erroneously awarded incentive-based compensation received by certain covered officers, including the NEOs, in the event of certain accounting restatements. The Incentive Recovery Policy satisfies NYSE listing requirements implementing SEC rules adopted under the Dodd-Frank Wall Street and Consumer Protection Act and applies to incentive-based compensation received on or after the effective date required by the listing requirements. The Incentive Recovery Policy is filed as Exhibit 97 to this Annual Report on Form 10-K and incorporated by reference.

In addition to the Incentive Recovery Policy, there is a recoupment policy under which incentive compensation payments and/or awards may be recouped by the Company if such payments and/or awards were based on erroneous results. The recoupment policy applies to executive officers and other key executives who participate in any of the Company's incentive plans and i) have engaged in intentional misconduct that results in a material inaccuracy in the Company's financial statements, ii) have engaged in fraudulent or other willful and deliberate conduct that is detrimental to the Company or iii) there is a material, negative revision of a performance measure for which incentive compensation was paid or awarded. Under the recoupment policy, the Committee may take a variety of actions including, among others, seeking repayment of incentive compensation (cash and/or equity) that is greater than what would have been awarded if the compensation had been based on accurate results and the forfeiture of incentive compensation. As this policy suggests, the Committee believes that any incentive compensation should be based only on accurate and reliable financial and operational information, and, thus, any inappropriately paid incentive compensation should be returned to the Company for the benefit of shareholders. The Committee believes that this recoupment policy enhances the Company's compensation risk mitigation efforts.

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

Insider Trading and Anti-Hedging Policy	Our Insider Trading Policy prohibits executive officers from trading during certain periods each quarter until after we publicly disclose our financial and operating results. We may impose additional restricted trading periods at any time if we believe trading by executives would be inappropriate because of developments that are, or could be, material and which have not been publicly disclosed. The Insider Trading Policy also prohibits the pledging of Company stock as collateral for loans, holding Company securities in a margin account by officers, directors or employees, and the hedging of Company securities.

Annual Risk Reviews	The Company conducts an annual compensation-related risk review and presents findings and suggested risk mitigation actions to both the Audit and Management Development and Compensation Committees.

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Payments	Messrs. Shaller, Bojarski and DeBruine and Ms. Thornton's maximum cash benefit is equal to two times their base salary and two times their target annual cash incentive in the year in which the termination occurs. For all other NEOs, their maximum cash benefit is equal to two times salary and two times the average annual cash incentive payment received in the three years immediately prior to the date the change of control occurs. In the event of a change of control, unexercised stock options become fully exercisable or, if canceled, each named executive officer shall be given cash or stock equal to the in-the-money value of the canceled stock options. In the event of a change of control, PRSUs and RSUs become fully vested at target.

No Reloads, Repricing, or Options Issued at a Discount	Stock options issued are not repriced, replaced, or regranted through cancellation or by lowering the option price of a previously granted option.

Policies and Practices Relating to the Timing of Equity Awards	We generally grant annual equity-based awards during the first quarter of our fiscal year based on the Committee’s approval of the awards, although such timing may change from year to year. The Committee also may consider and approve interim or mid-year grants, or grants made on another basis, from time to time based on business needs, changing compensation practices or other factors, in the discretion of the Committee. The Committee does not take into account material nonpublic information in determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
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
Consultants’ Role
The Committee has historically utilized the services of an executive compensation consulting firm to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation programs. In fiscal 2024, the Committee utilized the services of Pay Governance LLC and Pearl Meyer as compensation consultants, each of which were determined to be independent by the Corporate Governance Committee. In fiscal 2024, the compensation consultants completed an analysis of the Company's current compensation peer group, reviewed the Company's short-term and long-term incentive framework relative to market trends and the Company's strategy and objectives, completed a peer group review of CEO annual total compensation, presented to the Board of Directors any significant regulatory changes and executive compensation trends, and worked on ad hoc compensation-related requests from the Management Development & Compensation Committee throughout the year.
Management’s Role
To aid in determining compensation for fiscal 2024, management obtained compensation data on peer group executive officer compensation through a subscription with Equilar, Inc. and published survey data from various third parties. Our CEO, Mr. Shaller, used this data to make recommendations to the Committee concerning compensation for each executive officer other than himself. Mr. Shaller made no recommendation with respect to his own compensation. In setting compensation for each executive officer, the Committee takes into consideration these recommendations, along with Company results during the fiscal year, the level of responsibility and demonstrated leadership capability, third-party market compensation data, and the results of annual performance reviews which, for our CEO, included a self-assessment and feedback from his direct reports and each member of the Board of Directors. The Committee also took into consideration the recommendations of Pay Governance LLC with respect to compensation elements for the CEO. Mr. Shaller did not attend the portion of any meeting during which the Committee discussed matters related specifically to his compensation.
Elements of Compensation
Our total compensation program includes five elements: base salary, annual cash incentives, long-term equity incentives, employee benefits, and perquisites. We use these elements of compensation to attract, retain, motivate, develop and reward our executives.
Our compensation philosophy is to allocate a significant portion of total compensation to long-term compensation (equity incentive awards) in order to align the achievement of performance goals for our executives with shareholder interests. For fiscal 2024, equity incentive awards comprised 67% of Mr. Shaller’s total target compensation in his role as President, Chief Executive Officer and Director of the Company and on average, 33% of the total target compensation of the other NEOs.

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
Benchmarking Total Compensation
The Committee uses peer group data to assess the reasonableness and competitiveness of several elements of compensation, including base salaries, annual cash incentives, and long-term equity awards of positions similar to those of our NEOs. The guiding principles of the Company's peer group company selection process includes considerations for company size and scope, industry focus, operational scope, product and workforce. The following 18 companies were included in the fiscal 2024 total compensation analysis conducted using publicly available data:

Albany International Corp.	Franklin Electric Co., Inc.	Methode Electronics, Inc.
Allegion plc	Graco Inc.	MSA Safety Incorporated
Barnes Group Inc.	Helios Technologies, Inc.	Nordson Corporation
EnPro Industries, Inc.	IDEX Corporation	Tennant Company
ESCO Technologies Inc.	Ingevity Corporation	TriMas Corporation
Federal Signal Corp.	Kadant Inc.	Watts Water Technologies, Inc.

Fiscal 2024 Named Executive Officer Compensation
Base Salaries
The table below reflects the base salary for each NEO in effect at the end of each fiscal year.

Named Executive Officer	July 31, 2024	July 31, 2023	Percentage Change
Russell R. Shaller	$874,500	$795,000	10.0%
Ann E. Thornton	472,500	450,000	5.0%
Olivier Bojarski	466,500	440,000	6.0%
Thomas F. DeBruine (1)	450,000	320,000	40.6%
Andrew T. Gorman	345,000	325,500	6.0%
(1)On October 2, 2023, Mr. DeBruine received a base salary increase to $345,000 at the time annual raises were made to other NEOs. In connection with his appointment to Chief Operating Officer, Mr. DeBruine received a base salary increase to $450,000 to reflect his change in role and more closely align his compensation with market compensation for similar positions among our peer group companies.
Annual Cash Incentive Awards
All executives participate in an annual cash incentive plan. The Company is organized and managed on a global basis within two segments: Americas & Asia and Europe & Australia. Annual cash incentive award payouts to Mr. Bojarski, President of Americas & Asia, are primarily based on segment performance. Payouts to the other NEOs are based on total company performance.
Management and the Committee annually evaluate the performance metrics of the cash incentive award program, and concluded that the elements of the fiscal 2024 plan represent critical elements of the Company’s performance that when combined, are designed to result in sustainable long-term sales and profit growth. Set forth below is a description of the fiscal 2024 financial performance metrics for the annual cash incentive plan:

Performance Metric	Definition	Weighting	NEO
Total sales	Total sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	35%	Messrs. Shaller, DeBruine, Gorman and Ms. Thornton

Total income before income taxes	Total income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	65%	Messrs. Shaller, DeBruine, Gorman and Ms. Thornton

Division sales	Division sales is measured as division net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	25%	Mr. Bojarski

Division operating income	Division operating income is measured as division net sales less cost of goods sold, selling expenses, research and development expenses, and administrative expenses calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	45%	Mr. Bojarski

Total sales	Total sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	10%	Mr. Bojarski

Total income before income taxes	Total income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	20%	Mr. Bojarski

The funding level of the fiscal 2024 annual cash incentive plan was determined based on the level of achievement of the annual sales and profit metrics described above compared to stated thresholds that were established at the beginning of the fiscal year. These thresholds are set forth in the tables below for each NEO. The annual cash incentive plan also includes a minimum profit threshold that must be exceeded in order for any cash incentive amount to be funded, regardless of the achievement of revenue. In addition, plan participants must be employed on the payment date to receive the payout of their annual incentive award.
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
Messrs. Shaller, DeBruine and Gorman and Ms. Thornton
The cash incentive payable to Messrs. Shaller, DeBruine and Gorman and Ms. Thornton for fiscal 2024 was based on total sales and income before income taxes. For fiscal 2024, an annual cash incentive was funded for the achievement of total sales and income before income taxes. The multiplier for individual performance was applied to the two components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual cash incentive award earned for Messrs. Shaller, DeBruine and Gorman and Ms. Thornton were as follows:

				Fiscal 2024 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Sales (35%)(millions)	$1,274.0	$1,352.5	$1,463.4 or more		$1,335.0	78%
Income Before Income Taxes (65%)(millions)	$214.0	$236.7	$256.2 or more		$249.4	165%
Individual Performance Multiplier	0%	100%	150%			Varies
Fiscal 2024 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
R.R. Shaller	0%	100%	300%	168%	168%	$1,439,180
A.E. Thornton	0%	70%	210%	134%	94%	$439,146
T.F. DeBruine (1)	0%	60%	180%	168%	101%	$60,880
T.F. DeBruine (2)	0%	50%	150%	168%	84%	$246,016
A.T. Gorman	0%	60%	180%	168%	101%	$342,957
(1)This calculation is based upon salary paid to Mr. DeBruine from June 3, 2024 to July 31, 2024 in his role as Chief Operating Officer.
(2)This calculation is based upon salary paid to Mr. DeBruine from August 1, 2023 to June 3, 2024 in his role as Vice President of Global Operations.

Mr. Shaller's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Strategy - Objective focused on establishing a new strategic direction for the total company in order to drive long-term sales growth. The Company executed its reorganization to a regional operating structure during fiscal 2024 to take advantage of synergies within the regions, utilize its best go-to-market strategies, and accelerate new product development with increased geographic scale.
•Total organic sales growth - Objective focused on delivering organic sales growth. The Company’s organic sales growth rate was 2.6% in fiscal 2024.
•Total income before income taxes - Objective focused on improving income before income taxes while making the investments for sustainable long-term organic sales growth. Income before income taxes improved from $225.7 million in fiscal 2023 to $247.8 million in fiscal 2024, while investments in R&D increased from $61.4 million in fiscal 2023 to $67.7 million in fiscal 2024.
After a review of Mr. Shaller's performance, the Committee determined that Mr. Shaller's resulting performance level was 125% for his individual performance multiplier.
Ms. Thornton's individual performance multiplier for her role as CFO was the result of her contribution to several fiscal year objectives and individual annual goals as follows:
•Selling, general and administrative expenses - Objective focused on reducing selling, general and administrative expenses throughout the Company, with a specific focus on reducing general and administrative expenses in a sustainable manner while continuing to invest in sales-generating resources. As a percentage of net sales, SG&A expenses increased from 27.8% in fiscal 2023 to 28.1% in fiscal 2024 primarily due to investments in sales and technology-related roles.
•Income before income taxes - Objective focused on improving income before income taxes while making the investments for sustainable long-term organic sales growth. Income before income taxes improved from $225.7 million in fiscal 2023 to $247.8 million in fiscal 2024, while investments in R&D increased from $61.4 million in fiscal 2023 to $67.7 million in fiscal 2024.
•Cash flow - Objective focused on delivering strong cash flow in relation to net income. The company's cash flow from operating activities increased from $209.1 million in fiscal 2023 to $255.1 million in fiscal 2024. The Company's cash flow from operating activities as a percentage of net income was 119.6% in fiscal 2023 compared to 129.3% in fiscal 2024.
After a review of Ms. Thornton's performance, the Committee determined that Ms. Thornton's resulting performance level was 100% for her individual performance multiplier.
Mr. DeBruine's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Digital enhancement - Objective focused on improving the Company's digital presence and the use of data-driven marketing automation tools to expand and enhance our sales capabilities across both our Americas & Asia and Europe & Australia segments.
•Technology - Objective focused on leading the integration of artificial intelligence (“AI”) and other advanced technologies into company processes to enhance efficiency, optimize existing tools, and drive innovation across all operational areas.
•Facilities - Objective focused on overseeing all aspects of physical location management, including site selection and facility ownership or lease rationalization, to ensure optimal operational efficiency and continuity.
•ESG - Objective focused on fostering a culture of sustainability, integrating ESG considerations into daily operations, with a focus on reducing waste.
After a review of Mr. DeBruine's performance, the Committee determined that Mr. DeBruine's resulting performance level was 125% for his individual performance multiplier.
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

After a review of Mr. Gorman's performance, the Committee determined that Mr. Gorman's resulting performance level was 125% for his individual performance multiplier.
Mr. Bojarski
The cash incentive payable to Mr. Bojarski for fiscal 2024 was based on achievement of Americas & Asia segment sales and operating income. For fiscal 2024, a cash incentive was funded for the achievement of the Americas & Asia segment sales and operating income, as well as total company sales and total company income before income taxes based upon the achievement of the financial targets established at the beginning of the fiscal year. The multiplier for individual performance was applied to the achievement of these components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual payout amounts for Mr. Bojarski were as follows:

				Fiscal 2024 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Americas & Asia Division Sales (25%)(millions)	$839.5	$888.4	$961.3 or more		$883.8	91%
Americas & Asia Division Operating Income (45%)(millions)	$193.5	$215.0	$237.4 or more		$226.0	149%
Total Company Sales (10%)(millions)	$1,274.0	$1,352.5	$1,463.4 or more		$1,335.0	78%
Total Company Income Before Income Taxes (20%)(millions)	$214.0	$236.7	$256.2 or more		$249.4	165%
Individual Performance Multiplier	0%	100%	150%			100%
Fiscal 2024 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
O. Bojarski	0%	75%	225%	130%	98%	$449,869
Mr. Bojarski's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals in his role as President - Americas & Asia as follows:
•Americas & Asia segment profit - Objective focused on improving segment profit in the Americas & Asia segment while making the investments for sustainable long-term organic sales growth. Segment profit within the Americas & Asia segment improved from $180.5 million in fiscal 2023 to $196.8 million in fiscal 2024.
•Americas & Asia organic sales growth - Objective focused on delivering organic sales growth in the Americas & Asia segment. Organic sales within the Americas & Asia segment increased by 3.1% in fiscal 2024.
•Innovation development process - Objective focused on implementing sustainable processes to grow the Company’s pipeline of new products and to deliver the new products to market in a timely and cost-effective manner. Numerous new products were launched during fiscal 2024, including several printers introducing expanded software and mobile capabilities. The new product pipeline was streamlined and improved which has reduced the time frame and cost to move from new product idea to product launch.
After a review of Mr. Bojarski's performance, the Committee determined that Mr. Bojarski's resulting performance level was 100% for his individual performance multiplier as President - Americas & Asia.

Long-Term Equity Incentive Awards
For fiscal 2024, the Committee reviewed historical award sizes and median levels of equity awarded to similar positions at our peer companies and other relevant market data. The Committee then approved the fiscal 2024 awards consisting of a combination of RSUs and PRSUs to align executive compensation with the creation of long-term shareholder value. The Committee uses its discretion in combination with peer group data, analysis of actual pay and performance, and advice from its independent compensation consultant to determine the size and type of equity awards granted to the CEO. For all other executives, the Committee also considers the input from the CEO when determining the size and type of annual equity awards.
RSUs: RSUs generally vest one-third annually for three years. The Committee has the ability to vary the vesting schedule for new RSU grants in accordance with the terms of the plan. All RSUs are granted following the Committee's approval, with a fair value equal to the average of the high and low stock price on the grant date.
PRSUs: PRSUs granted in fiscal 2024 include two vesting criteria: 50% of the shares vest based on diluted EPS targets, and 50% of the shares vest based on revenue performance. Each of these metrics is based on achievement over four separate performance periods as discussed in the Executive Summary. The diluted EPS performance measure aligns executive compensation with the creation of long-term shareholder value. If threshold performance is not achieved for a particular performance period, then no award will vest relative to that performance period. PRSUs will vest between 0% and 200% of target depending on the relative three-year achievement of revenue and diluted EPS growth goals over the respective performance periods.
No dividends are paid or accrued on the RSUs or PRSUs prior to the issuance of shares.
The following is a summary of long-term equity incentive awards granted to the Company's NEOs during fiscal 2024:

Named Officers	Total Grant Date Fair Value	PRSUs (at target) Grant Date Fair Value	RSUs Grant Date Fair Value
R.R. Shaller	$3,551,028	$1,775,508	$1,775,520
A.E. Thornton	675,016	337,503	337,513
O. Bojarski	682,053	341,033	341,020
T.F. DeBruine	220,084	110,046	110,038
A.T. Gorman	315,072	157,522	157,550
PRSUs Earned for the Fiscal 2022 - 2024 Performance Period
The table below outlines the performance metrics, performance levels and actual performance achievement for the fiscal 2022 - 2024 PRSU cycle for the TSR and compound annual growth rate (“CAGR”) metrics:

Performance Metric	Threshold (25%)	Target (100%)	Maximum (200%)	Actual Performance	% Payout Achieved
Relative TSR Percentile	25th	50th	75th	56th	126.0%

Performance Period	Weight	Performance Metric	Threshold (25%)	(1) Target (100%)	Maximum (200%)	Actual Performance	% Payout Achieved
August 1, 2021 - July 31, 2022	25%	Year 1 CAGR	3.4%	6.0%	11.3%	7.4%	126.0%
August 1, 2022 - July 31, 2023	25%	Year 2 CAGR	4.2%	5.6%	8.2%	4.5%	39.0%
August 1, 2023 - July 31, 2024	25%	Year 3 CAGR	4.1%	5.0%	6.7%	3.1%	—%
August 1, 2021 - July 31, 2024	25%	Total CAGR	2.7%	3.5%	5.2%	2.9%	44.0%
Total Payout Achieved							52.0%
(1)The target performance and baseline have been adjusted to reflect divestitures. As the Company divested businesses in fiscal 2023 and fiscal 2024, the corresponding target performance has been modified for these performance periods. The Company's initial target performance was a CAGR of 6% for each of these years.
The PRSUs achieved a total payout of 89% based on half the awards vesting based on the TSR metric and half the awards vesting based on the revenue growth metric.
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
The Board of Directors has established the following stock ownership requirements for our NEOs:

R.R. Shaller	5 times base salary
A.E. Thornton	3 times base salary
O. Bojarski	3 times base salary
T.F. DeBruine	3 times base salary
A.T. Gorman	2 times base salary
Our NEOs are expected to meet their ownership requirement within five years of becoming an executive officer and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of an equity award, until such time as they meet the requirements. All NEOs were in compliance with their respective ownership requirements as of July 31, 2024. If an executive does not meet his or her ownership requirement within five years, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock in order to satisfy the executive’s ownership requirement.

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
Employment and Change of Control Agreements
Employment Offer Letters
The Company entered into an employment offer letter dated May 24, 2024 with Mr. DeBruine. The offer letter provided that Mr. DeBruine receive an annual base salary of $450,000, with eligibility for a target annual bonus at 60% of base salary, a recommendation for a fiscal 2025 annual equity award with a grant date value of $475,000 and ability to participate in the Company’s equity incentive and other benefit plans on a basis similar to other executive officers, including a car allowance.
Mr. Shaller also has an employment offer letter providing for certain severance benefits, as described below under “Potential Payments Upon Termination or Change of Control.” None of the other NEOs have any severance agreements or similar arrangements that would apply outside of a change of control.
Change of Control Agreements
The Board of Directors previously approved change of control agreements for all of the NEOs of the Company. The agreements applicable to the NEOs provide a payment of an amount commensurate to a multiple of their salary and annual cash incentive payment, as specified in their respective agreement, prior to the date the change of control occurs in the event of termination or resignation for good cause upon a change of control. All of the NEO's agreements provide for up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreement will be made over two years.
Under the terms of the 2012 Omnibus Incentive Stock Plan and the 2017 and 2023 Omnibus Incentive Plans, in the event of (a) the merger or consolidation of the Company with or into another corporation or corporations in which the Company is not the surviving corporation, (b) the adoption of any plan for the dissolution of the Company, or (c) the sale or exchange of all or substantially all the assets of the Company for cash or for shares of stock or other securities of another corporation, all then-unexercised stock options become fully exercisable and all restrictions placed on restricted stock, and performance-based and time-based restricted stock units will lapse. If any stock option is canceled subsequent to the events described above, the Company or the corporation assuming the obligations of the Company, shall pay an amount of cash or stock equal to the in-the-money value of the canceled stock options. The awards granted under the 2017 and 2023 Omnibus Incentive Plans provide for either accelerated or continuation of vesting of stock options and RSUs upon termination due to retirement, for which the eligibility criteria is 60 years of age and 5 years of service.
Non-Compete/Non-Solicitation/Confidentiality
Equity awards under the Company's 2012 Omnibus Incentive Stock Plan and the 2017 and 2023 Omnibus Incentive Plans contain non-competition, non-solicitation and confidential information covenants applicable to the award recipients. The confidential information covenant prohibits the use, disclosure, copying or duplication of the Company's confidential information other than in the course of authorized activities conducted in the course of the recipient's employment with the Company. The other covenants prohibit the NEOs for 12 months after termination of employment with the Company, from (i) performing duties for or as a competitor of the Company which are the same or similar to those performed by the recipient in the 24 months prior to termination of employment with the Company, (ii) soliciting customers for the sale of competitive products, (iii) soliciting employees to join a competitor or otherwise terminate their relationship with the Company, or (iv) interfering in the Company's relationships with its vendors and suppliers.
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
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2024, the Committee was composed of Mses. Gioia and Williams and Messrs. Bem, Richardson and Nargolwala. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.
Nancy Gioia, Chair
David Bem
Vineet Nargolwala
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

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the NEOs, who served as executive officers during the year ended July 31, 2024, for services rendered as an executive officer to the Company and its subsidiaries during the years ended July 31, 2024, July 31, 2023 and July 31, 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
R.R. Shaller, President, CEO & Director (4)	2024	$859,212	$—	$3,551,028	$—	$1,439,180	$198,208	$6,047,628
	2023	774,808	—	1,164,390	—	1,162,212	141,087	3,242,497
	2022	502,779	—	1,608,387	1,000,505	737,828	119,055	3,968,554
A.E. Thornton, CFO, CAO & Treasurer (5)	2024	$468,173	$—	$675,016	$—	$439,146	$75,978	$1,658,313
	2023	314,614	—	50,025	50,060	203,881	44,423	663,003
	2022	251,631	—	40,031	40,001	188,912	35,516	556,091
O. Bojarski, President -Americas & Asia	2024	$461,404	$—	$682,053	$—	$449,869	$97,005	$1,690,331
	2023	401,077	200,000	600,029	—	387,290	78,133	1,666,529
T.F. DeBruine, Chief Operating Officer	2024	$354,327	$—	$220,084	$—	$306,896	$80,432	$961,739
	2023	317,500	—	151,926	60,063	238,125	68,912	836,526
	2022	259,331	—	125,085	27,319	199,876	41,241	652,852
A.T. Gorman, General Counsel and Secretary	2024	$341,250	$—	$315,072	$—	$342,957	$69,987	$1,069,266
	2023	322,616	—	191,792	75,828	193,569	72,292	856,097
	2022	308,481	—	188,792	75,752	220,564	72,478	866,067
(1)Represents the grant date fair value of RSUs and PRSUs computed in accordance with accounting guidance for equity grants made or modified in the applicable year. The grant date fair value of RSUs is calculated based on the number of shares of Class A Common Stock underlying the RSUs times the average of the high and low stock price of Class A Common Stock on the date of grant. The grant date fair value of PRSUs was calculated based on the number of shares of Class A Common Stock underlying the award times the average of the high and low stock price of Class A Common Stock on the date of grant. The actual value of a RSU will depend on the market value of the Class A Common Stock on the date the stock is sold. The table reflects the grant date fair value at target for PRSUs (100%). The values of the stock awards in fiscal at the grant date if the highest level of performance conditions were to be achieved would be as follows: Mr. Shaller, $5,326,536; Ms. Thornton, $1,012,519; Mr. Bojarski, $1,023,087; Mr. DeBruine, $330,128; and Mr. Gorman, $472,594.
(2)Represents annual cash incentives earned during the listed fiscal years, which was paid during the next fiscal year.
(3)The amounts in the 'All Other Compensation' column include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, company car or car allowance, the cost of group term life insurance, the cost of long-term care insurance, the cost of disability insurance and other compensation or perquisites. The other compensation includes pay related to severance agreements, settlement agreements and other perquisites including annual allowances for financial and tax planning and the cost of personal liability insurance. Refer to the table following these footnotes.
(4)Upon his appointment to President, Chief Executive Officer and Director on April 1, 2022, Mr. Shaller was awarded $760,500 of stock options and $760,500 of RSUs. In addition, Mr. Shaller was granted an additional $250,000 RSU award at this time. The $760,500 stock option and $760,500 RSU grants related to an early grant of Mr. Shaller's fiscal 2023 equity awards, so he did not receive any stock options or RSUs during fiscal 2023. As such, fiscal 2024 was the first year in which Mr. Shaller received his full Chief Executive Officer compensation and benefits.
(5)Ms. Thornton was appointed as Chief Financial Officer, Chief Accounting Officer and Treasurer effective April 14, 2023. As part of her appointment, Ms. Thornton received a base salary of $450,000. In fiscal 2024, Ms. Thornton began receiving equity awards and other incentive benefits corresponding to her appointment as Chief Financial Officer.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-term Disability Insurance ($)	Other ($)	Total All Other Compensation ($)
R.R. Shaller	2024	$163,895	$18,000	$1,566	$6,475	$5,315	$2,957	$198,208
	2023	108,563	18,000	1,131	6,475	5,239	1,679	141,087
	2022	87,677	18,000	711	6,475	5,209	983	119,055
A.E. Thornton	2024	$50,953	$18,000	$677	$3,024	$3,324	$—	$75,978
	2023	37,781	4,915	149	756	822	—	44,423
	2022	35,516	—	—	—	—	—	35,516
O. Bojarski	2024	$67,123	$18,000	$871	$6,624	$2,812	$1,575	$97,005
	2023	31,880	16,408	527	3,312	2,138	23,868	78,133
T.F. DeBruine	2024	$45,854	$18,000	$709	$11,182	$3,997	$690	$80,432
	2023	40,749	18,000	—	6,523	3,640	—	68,912
	2022	36,395	4,846	—	—	—	—	41,241
A.T. Gorman	2024	$42,276	$18,000	$703	$3,782	$3,122	$2,104	$69,987
	2023	43,540	18,000	593	3,782	2,726	3,651	72,292
	2022	44,718	18,000	393	3,486	2,024	3,857	72,478
Grants of Plan-Based Awards for 2024
The following table summarizes grants of plan-based awards made during fiscal 2024 to the NEOs.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Stock or Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
R.R. Shaller		$—	$874,500	$2,623,500
	8/1/2023				8,676	34,705	69,410				$1,775,508
	10/2/2023							32,400			1,775,520
A.E. Thornton		—	330,750	992,250
	8/1/2023				1,649	6,597	13,194				337,503
	10/2/2023							6,159			337,513
O. Bojarski		—	349,875	1,049,625
	8/1/2023				1,667	6,666	13,332				341,033
	10/2/2023							6,223			341,020
T.F. DeBruine		—	183,221	549,663
	8/1/2023				538	2,151	4,302				110,046
	10/2/2023							2,008			110,038
A.T. Gorman		—	207,000	621,000
	8/1/2023				770	3,079	6,158				157,522
	10/2/2023							2,875			157,550
(1)At its July 2023 meeting, the Committee approved the values of the annual cash incentive award threshold, target and maximums under the Company's annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year.
(2)This award represents PRSUs granted August 1, 2023, as part of the annual fiscal 2024 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's achievement of revenue and diluted EPS growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. Target payout is set at 100% of award value, with threshold and maximum payouts set at 25% and 200% of target award value, respectively.
(3)The RSU awards vest equally over three years.

(4)The base price for the RSU and PRSU awards is the average of the high and low prices of the Company’s Class A Common Stock as reported by the NYSE on the date of the grant.

Outstanding Equity Awards at July 31, 2024

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
R.R. Shaller	23,576	—		$35.14	9/23/2026
	21,295	—		36.85	9/22/2027
	22,012	—		43.98	9/25/2028
	20,137	—		54.05	9/20/2029
	25,636	—		39.92	9/30/2030
	13,664	6,832	(1)	49.79	9/16/2031
	40,619	20,309	(2)	46.70	4/1/2032
						1,607	(3)	$115,077
						1,784	(4)	127,752
						5,428	(5)	388,699
						32,400	(6)	2,320,164
									2,897	(7)	$207,454
									2,897	(8)	207,454
									10,428	(9)	746,749
									10,428	(10)	746,749
									34,705	(11)	2,485,225

A.E. Thornton	4,080	—		$35.14	9/23/2026
	3,775	—		36.85	9/22/2027
	3,302	—		43.98	9/25/2028
	3,021	—		54.05	9/20/2029
	4,273	—		39.92	9/30/2030
	2,278	1,138	(1)	49.79	9/16/2031
	1,334	2,666	(12)	43.50	9/19/2032
						2,229	(13)	$159,619
						268	(3)	19,191
						766	(14)	59,317
						6,159	(6)	441,046
									6,597	(11)	$472,411

O. Bojarski						8,175	(15)	$585,412
						6,223	(6)	445,629
									6,666	(11)	$477,352

T.F. DeBruine	2,162	—		$54.05	9/20/2029
	1,556	777	(1)	49.79	9/16/2031
	—	3,369	(12)	43.50	9/19/2032
						167	(3)	$11,959
						730	(16)	52,275
						920	(14)	65,881
						2,008	(6)	143,793
									823	(9)	$58,935

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
									823	(10)	58,935
									2,151	(11)	154,033

A.T. Gorman	8,736	—		$39.92	9/30/2030
	4,313	2,156	(1)	49.79	9/16/2031
	2,020	4,039	(12)	43.50	9/19/2032
						507	(3)	$36,306
						1,161	(14)	83,139
						2,875	(6)	205,879
									915	(7)	$65,523
									915	(8)	65,523
									1,039	(9)	74,403
									1,039	(10)	74,403
									3,079	(11)	220,487
(1)The remaining options vest on September 16, 2024.
(2)Effective April 1, 2022, Mr. Shaller was awarded 60,928 stock options as part of his appointment to President, CEO and Director. The remaining options vest on April 1, 2025.
(3)This award represents RSUs awarded on September 16, 2021 as part of the annual fiscal 2022 equity grant. The remaining units vest on September 16, 2024.
(4)Effective April 1, 2022, Mr. Shaller was awarded a one-time special equity grant of 5,354 RSUs as part of his appointment to President, CEO and Director. The remaining units vest on April 1, 2025.
(5)Effective April 1, 2022, Mr. Shaller was awarded 16,285 RSUs as part of his appointment to President, CEO and Director. This award represents Mr. Shaller's fiscal 2024 annual equity grant in which he received at an earlier grant date of April 1, 2023 to correspond with timing of his appointment to President, CEO and Director. One-half of the units vest on April 1, 2024, and the remaining units vest on April 1, 2025.
(6)This award represents RSUs awarded on October 2, 2023 as part of the annual fiscal 2024 equity grant. One third of the units vest on October 2, 2024, one-third of the units vest on October 2, 2025 and one-third of the units vest on October 2, 2026.
(7)This award represents PRSUs awarded on August 2, 2021, as part of the annual fiscal 2022 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined relative to the Company's revenue performance measured with respect to organic revenue growth over four equally-weighted performance periods. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(8)This award represents PRSUs awarded on August 2, 2021, as part of the annual fiscal 2022 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(9)This award represents PRSUs awarded on August 1, 2022, as part of the annual fiscal 2023 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined relative to the Company's revenue performance measured with respect to organic revenue growth over four equally-weighted performance periods. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(10)This award represents PRSUs awarded on August 1, 2022, as part of the annual fiscal 2023 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(11)This award represents PRSUs awarded on August 1, 2023, as part of the annual fiscal 2024 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's achievement of revenue and diluted EPS growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(12)One-half of the options vest on September 19, 2024, and the remaining options vest on September 19, 2025.
(13)Effective June 21, 2021, Ms. Thornton was awarded 4,459 RSUs for retention purposes. The remaining units vest on June 21, 2025.
(14)This award represents RSUs awarded on September 19, 2022 as part of the annual fiscal 2023 equity grant. One-half of the units vest on September 19, 2024, and the remaining units vest on September 19, 2025.
(15)Effective August 25, 2022, Mr. Bojarski was awarded 12,263 RSUs as part of his appointment as President - Identification Solutions. One-third of the units vest on August 25, 2023, one-third of the units vest on August 25, 2024 and one-third of the units vest on August 25, 2025.
(16)Effective April 11, 2022, Mr. DeBruine was awarded 2,191 RSUs when he was named Vice President of Global Operations. The remaining units vest on April 11, 2025.

Option Exercises and Stock Vested for Fiscal 2024
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2024 to the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
R.R. Shaller	—	$—	16,100	$915,281
A.E. Thornton	—	—	3,195	201,053
O. Bojarski	—	—	4,088	203,848
T.F. DeBruine	12,599	261,165	1,546	88,769
A.T. Gorman	—	—	2,308	125,483
(1)The value realized on exercise of stock options reflects the difference between the option exercise price and the market price at exercise multiplied by the number of shares.
(2)The value realized on vesting of stock awards reflects the number of shares vested multiplied by the market price (average of the high and low of the stock price) of the stock on the vest date.
Pension Benefits for Fiscal 2024
None of the NEOs participated in a defined benefit pension plan during fiscal 2024.
Non-Qualified Deferred Compensation for Fiscal 2024
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2024 for the NEOs.

Name	Executive Contributions in Fiscal 2024 ($)	Company Contributions in Fiscal 2024 ($)	Aggregate Earnings in Fiscal 2024 ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at July 31, 2024 ($)
R.R. Shaller	$1,332,814	$131,645	$453,874	$—	$2,717,236
A.E. Thornton	10,940	21,881	11,782	—	116,099
O. Bojarski	282,992	40,272	69,172	—	433,554
T.F. DeBruine	58,474	18,712	51,578	—	371,431
A.T. Gorman	7,743	15,486	14,373	—	102,024
The executive contribution amounts included in this table are derived from the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table. The Company's contribution amounts included in this table are reported in the All Other Compensation columns of the Summary Compensation Table. Amounts reported in the aggregate balance at July 31, 2024, net of historical earnings and losses were previously reported as compensation to the NEO in the Summary Compensation Table for previous years. See discussion of the Company's non-qualified deferred compensation plans in the Compensation Discussion and Analysis.

Potential Payments Upon Termination or Change of Control
As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into an employment offer letter with Mr. Shaller and change of control agreements with all of the NEOs that provide for benefits following termination of employment and/or a change of control. In addition, our equity incentive plans provide for certain potential benefits upon a change of control.
The offer letter entered into with Mr. Shaller provides that he is deemed an at-will employee but will receive a severance benefit equal to equal to two times the sum of his base salary and target bonus, payable in monthly installments over a 24-month period, in the event his employment is terminated without cause or he resigns for good reason as described therein. The offer letter also contains 24-month non-competition and non-solicitation provisions, as well as standard confidentiality and non-disparagement provisions. None of the other NEOs have any severance agreements or similar arrangements that would apply outside of a change of control.
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
Following termination due to a change of control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs plus a multiplier of their annual cash incentive payment as discussed in their respective change of control agreements prior to the date the change of control occurs, payable in monthly installments over a 24-month period. If the payments upon termination due to change of control result in any excise tax being incurred by Messrs. Shaller, Bojarski, DeBruine and Gorman and Ms. Thornton as a result of Section 280G of the Internal Revenue Code, the officer will be solely responsible for such excise tax. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executives in order to enforce the change of control agreement, in which the executive prevails. The Company's change of control agreements contain confidentiality provisions.
The following information and tables set forth the amount of payments to each NEO in the event of termination of employment as a result of a change of control. No other employment agreements providing specified payments upon termination have been entered into between the Company and any of the NEOs in fiscal year 2024.
Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.
•The amounts detailed in the tables assume that each NEO terminated employment on July 31, 2024. Accordingly, the tables reflect amounts earned as of July 31, 2024, and include estimates of amounts that would be paid to the NEO upon the termination or occurrence of a change of control. The actual amounts that would be paid to an NEO can only be determined at the time of termination.
•The tables below include amounts the Company is obligated to pay the NEO as a result of the severance agreement and executed change of control agreement or under the applicable equity incentive plan. The tables do not include benefits that are paid generally to all salaried employees or a broad group of salaried employees. Therefore, the NEOs would receive benefits in addition to those set forth in the tables.
•An NEO is entitled to receive base salary earned during their term of employment regardless of the manner in which the named executive officer’s employment is terminated. As such, this amount is not disclosed in the tables.

Russell R. Shaller
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2024, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$1,749,000	$1,749,000	$7,300,640	$654,971	$25,000	$11,478,611
(1)Represents two times the base salary in effect at July 31, 2024.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2024.
(3)Represents the closing market price of $71.61 on 101,950 unvested RSUs and PRSU awards that would vest due to change of control (regardless of whether employment were terminated). The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2022 award and target performance for the fiscal 2023 and 2024 awards.
(4)Represents the difference between the closing market price of $71.61 and the exercise price on 27,141 unvested, in-the-money stock options that would vest due to change of control.
(5)Represents the maximum reimbursement of legal fees allowed.
The following table outlines the amount payable assuming that the severance terms of Mr. Shaller's offer letter were triggered on July 31, 2024.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Total ($)
$1,749,000	$1,749,000	$3,498,000
(1)Represents two times the base salary in effect at July 31, 2024.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2024.
As Mr. Shaller is eligible for continued vesting of equity awards through the retirement conditions of the applicable equity incentive plan agreements, which requires the employee to reach age 60 and 5 years of service, the following table outlines the amount subject to continued vesting assuming that Mr. Shaller retired on July 31, 2024.

RSU ($) (1)	PRSU ($) (2)	Stock option ($) (3)	Total ($)
$2,951,693	$2,181,384	$654,971	$5,788,048
(1)Represents the closing market price of $71.61 on 41,219 unvested RSU awards that would continue vesting as part of satisfying retirement conditions.
(2)Represents the closing market price of $71.61 on 30,462 unvested PRSU awards that would continue vesting as part of satisfying retirement conditions. The value for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2022 award and target performance for the fiscal 2023 and 2024 awards pro-rated for service period satisfied.
(3)Represents the difference between the closing market price of $71.61 and the exercise price on 27,141 unvested, in-the-money stock options that would continue vesting as part of satisfying retirement conditions.
Ann E. Thornton
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2024, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$945,000	$661,500	$1,147,121	$99,772	$25,000	$2,878,393
(1)Represents two times the base salary in effect at July 31, 2024.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2024.
(3)Represents the closing market price of $71.61 on 16,019 unvested RSUs and PRSUs that would vest due to the change of control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on target performance for the 2024 awards.

(4)Represents the difference between the closing market price of $71.61 and the exercise price on 3,804 unvested, in-the-money stock options that would vest due to change of control.
(5)Represents the maximum reimbursement of legal fees allowed.
Olivier Bojarski
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2024, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($)	Legal Fee Reimbursement ($) (4)	Total ($)
$933,000	$699,750	$1,508,393	$—	$25,000	$3,166,143
(1)Represents two times the base salary in effect at July 31, 2024.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2024.
(3)Represents the closing market price of $71.61 on 21,064 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on target performance for the 2024 awards.
(4)Represents the maximum reimbursement of legal fees allowed.
Thomas F. DeBruine
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2024, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$900,000	$540,000	$545,811	$111,657	$25,000	$2,122,468
(1)Represents two times the base salary in effect at July 31, 2024.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2024.
(3)Represents the closing market price of $71.61 on 7,622 unvested RSUs and PRSUs that would vest due to the change of control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on target performance for the 2023 and 2024 awards.
(4)Represents the difference between the closing market price of $71.61 and the exercise price on 4,146 unvested, in-the-money stock options that would vest due to change of control.
(5)Represents the maximum reimbursement of legal fees allowed.
Andrew T. Gorman
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2024, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$691,000	$222,756	$811,556	$160,580	$25,000	$1,910,892
(1)Represents two times the base salary in effect at July 31, 2024.
(2)Represents the average annual cash incentive payment received in the last three years ended July 31, 2024, 2023 and 2022.
(3)Represents the closing market price of $71.61 on 11,333 unvested RSUs and PRSUs that would vest due to the change of control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2022 award and target performance for the fiscal 2023 and 2024 awards.
(4)Represents the difference between the closing market price of $71.61 and the exercise price on 6,195 unvested, in-the-money stock options that would vest due to change of control.
(5)Represents the maximum reimbursement of legal fees allowed.

Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock unit awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the NEOs should this event occur on July 31, 2024.

Name	Unvested RSUs and PRSUs as of July 31, 2024	RSUs and PRSUs Acceleration Gain $ (1)	Unvested, In-the-Money Stock Options as of July 31, 2024	Stock Option Acceleration Gain $ (2)
R.R. Shaller	101,950	$7,300,640	27,141	$654,971
A.E. Thornton	16,019	1,147,121	3,804	99,772
O. Bojarski	21,064	1,508,393	—	—
T.F. DeBruine	7,622	545,811	4,146	111,657
A.T. Gorman	11,333	811,556	6,195	160,580
(1)Represents the closing market price of $71.61 on unvested RSUs and PRSUs awards that would vest due to death or disability. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2022 award and target performance for the fiscal 2023 and 2024 awards.
(2)Represents the difference between the closing market price of $71.61 and the exercise price on unvested, in-the-money stock options that would vest due to death or disability.
CEO Pay Ratio Disclosure
Summarized below is the ratio of the total compensation of our CEO, Russell R. Shaller, to the total compensation of our median employee.
For fiscal 2024:
•the median of the annual total compensation of all of our employees, other than the CEO, was $52,698; and
•the annual total compensation of our CEO, as reported in the Summary Compensation Table, was $6,047,828.
Accordingly, the ratio of the CEO’s annual total compensation to the median of the annual total compensation of all other employees was approximately 115:1.
For fiscal 2024, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee, we used the following methodology and assumptions:
•A measurement date of May 31, 2024 was used to identify our median employee, which is within three months of the Company's fiscal 2024 year end. As of this date, the Company's total employee population, excluding the CEO, consisted of 5,660 individuals, which comprised all full-time and part-time employees.
•The employee population consisted of 5,660 individuals, of which 1,577 were in the United States and 4,083 were outside of the United States.
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
•Our median employee's total compensation for 2024 was calculated in the same manner as total compensation for each of the NEOs within the Summary Compensation Table and includes contributions to health and welfare benefits.

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

Pay Versus Performance Table (1) (2)
	Summary Compensation Table Total for PEO ($)		Compensation Actually Paid to PEO ($) (3)		Avg. Summary Compensation Table total for non-PEO NEOs ($)	Avg. Compensation Actually Paid to non-PEO NEOs ($) (3)	Value of Initial Fixed $100 Investment Based On:		Net Income (in thousands)	Operating Income (in thousands)
Year	Russell R. Shaller	J. Michael Nauman	Russell R. Shaller	J. Michael Nauman			Total Shareholder Return ($) (4)	Peer Group Total Shareholder Return ($) (4)
2024	$6,047,828	$—	$8,594,965	$—	$1,344,912	$1,708,664	$167	$225	$197,215	$247,841
2023	3,242,497	—	3,538,707	—	1,451,355	1,168,258	119	179	174,857	225,213
2022	3,968,554	5,196,015	3,495,286	1,943,107	1,033,900	737,420	108	151	149,979	193,012
2021	—	6,006,185	—	7,053,521	1,454,883	1,664,845	121	151	129,659	167,127
(1)In fiscal 2022, J. Michael Nauman retired as the Company's PEO effective April 1, 2022. Effective that same day, Russell R. Shaller was appointed the Company's new PEO. Compensation information is provided separately for each PEO. Mr. Nauman was also the Company's PEO for fiscal 2021.
(2)The Company's non-PEO NEOs for each fiscal year were as follows:
2024: Ann E. Thornton, Olivier Bojarski, Thomas F. DeBruine, and Andrew T. Gorman
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
(4)The Peer Group TSR set forth in this table utilizes the S&P SmallCap 600 Industrials Index, which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K included in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities above. The comparison assumes $100 was invested for the period starting July 31, 2020, through the end of the listed year in the Company and in the S&P SmallCap 600 Industrials Index, respectively. Historical stock performance is not necessarily indicative of future stock performance.
Reconciliation of PEO SCT Total to CAP Reconciliation

Year	PEO Name	SCT Total	Less: Reported Value of Equity Awards (1)	Plus: Equity Award Adjustments (2)	CAP to PEO
2024	Russell R. Shaller	$6,047,828	$3,551,028	$6,098,165	$8,594,965
2023	Russell R. Shaller	3,242,497	1,164,390	1,460,600	3,538,707
2022	Russell R. Shaller	3,968,554	2,608,892	2,135,624	3,495,286
2022	J. Michael Nauman	5,196,015	3,319,962	67,054	1,943,107
2021	J. Michael Nauman	6,006,185	3,303,853	4,351,189	7,053,521
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
PEO Equity Award Adjustments

Year	PEO Name	Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value of Awards Granted in Prior Years that were Forfeited During the Year	Incremental Fair Value of Awards Modified During the Year	Equity Award Adjustments
2024	Russell R. Shaller	$4,800,356	$1,046,520	$251,289	$—	$—	$6,098,165
2023	Russell R. Shaller	1,097,234	278,966	84,400	—	—	1,460,600
2022	Russell R. Shaller	2,561,417	(326,071)	(99,722)	—	—	2,135,624
2022	J. Michael Nauman	1,854,533	(1,058,794)	(385,483)	(343,202)	—	67,054
2021	J. Michael Nauman	4,429,964	286,408	(365,183)	—	—	4,351,189
Reconciliation of non-PEO NEOs (average) SCT Total to CAP Reconciliation

Year	SCT Total	Less: Reported Value of Equity Awards (1)	Plus: Equity Award Adjustments (2)	CAP to NEO (average)
2024	$1,344,912	$473,056	$836,808	$1,708,664
2023	1,451,355	660,855	377,758	1,168,258
2022	1,033,900	381,363	84,883	737,420
2021	1,454,883	571,339	781,301	1,664,845
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
Non-PEO NEOs (average) Equity Award Adjustments

Year	Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value of Awards Granted in Prior Years that were Forfeited During the Year	Incremental Fair Value of Awards Modified During the Year	Equity Award Adjustments
2024	$639,487	$167,092	$30,229	$—	$—	$836,808
2023	217,810	12,409	(8,435)	(108,981)	264,955	377,758
2022	307,242	(128,663)	(50,433)	(43,263)	—	84,883
2021	766,068	86,768	(71,535)	—	—	781,301

Description of Relationship Between NEO CAP and Company TSR
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and the Company’s cumulative TSR over the three-year period from fiscal 2021 through fiscal 2024.
Description of Relationship Between NEO CAP and Net Income
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our net income during fiscal 2021 through 2024.

Description of Relationship Between NEO CAP and Operating Income
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our operating income during fiscal 2021 through 2024.
Description of Relationship Between Company TSR and Peer Group TSR
The following chart compares our cumulative TSR over the three-year period from 2020 through 2024 to that of the S&P SmallCap 600 Industrials Index.

Total Shareholder Return - Brady Corporation vs. S&P SmallCap 600 Industrials Index, 2020-2024
Total Shareholder Return (TSR)
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
2020
2021
2022
2023
2024
$100
$151
$151
$179
$225
$121
$108
$119
$167
Brady Corporation TSR
S&P SmallCap 600 Industrials Index TSR

Fiscal 2024 Tabular List of Most Important Financial Performance Measures
The following table presents the financial performance measures that the Company considers to have been the most important in linking Compensation Actually Paid to our PEO and other NEOs in fiscal 2024 to Company performance. The measures in this table are not ranked.

Most Important Performance Measures
Operating Income
Organic Sales Growth
Total Shareholder Return
Earnings Per Share

Board of Directors Compensation
To ensure competitive compensation for the Board of Directors, compensation is reviewed every other year and market surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee and the Management Development and Compensation Committee, and they confer with the Board’s independent compensation consultant in making recommendations to the Board of Directors regarding director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board.
In fiscal 2024, the annual cash retainer paid to non-management directors was $67,500. Each member of the Audit Committee received an annual retainer of $15,000, and an additional annual retainer of $15,000 was paid to the Chair of the Audit Committee; each member of the Management Development and Compensation Committee received an annual retainer of $12,000, and an additional annual retainer of $12,000 was paid to the Chair; and each member of the Corporate Governance, Finance and Technology Committees received an annual retainer of $10,000, and an additional annual retainer of $10,000 was paid to each committee chair. The ESG Liaison received an annual retainer of $15,000. Non-management directors do not receive meeting fees. The annual cash retainers were pro-rated in situations where there are changes to committee members or committee chairs that take place during the fiscal year. Non-management directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved by the Board as required. No such special assignment fees were paid in fiscal year 2024.
In fiscal 2024, the Chair of the Board, Bradley C. Richardson, was paid an annual fee of $80,000.
The Board has established stock ownership requirements for directors. The ownership requirement for each director is five times the annual Board retainer. Directors have five years to achieve their stock ownership requirements. Mr. Hix, who was elected to the Board in May 2024, has not yet met his stock ownership requirements. All other directors have met their stock ownership requirements.
Under the terms of the Brady Corporation 2023 Omnibus Incentive Stock Plan, 5,000,000 shares of the Company's Class A Common Stock have been authorized for issuance to directors and employees. The Board has full and final authority to designate the non-management directors to whom awards will be granted, the date on which awards will be granted and the number of shares of stock covered by each grant.
On August 30, 2023, the Board approved an annual stock-based compensation award of $116,500 fair value of unrestricted shares of Class A Common Stock with a grant date fair value of $54.80 per share, for each non-management director, effective October 2, 2023.
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

Director Compensation Table — Fiscal 2024

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Patrick W. Allender	$113,333	$116,505	$229,838
David S. Bem	105,333	116,505	221,838
Elizabeth P. Bruno	108,333	116,505	224,838
Joanne Collins Smee	97,362	116,505	213,867
Nancy L. Gioia	102,333	116,505	218,838
Christopher Hix (2)	33,656	116,516	150,172
Vineet Nargolwala	90,333	116,505	206,838
Bradley C. Richardson	213,667	116,505	330,172
Michelle E. Williams	125,333	116,505	241,838
(1)Represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2024 as compensation for their services. The shares of unrestricted stock granted to the non-management directors were valued at the average of the high and low market price of $54.80 on October 2, 2023, for those non-management directors on the board as of that grant date.
(2)Mr. Hix was appointed to the Board on May 20, 2024. As such, the value of his compensation reported in the table above is prorated for his time served on the Board during fiscal 2024. As part of his appointment, Mr. Hix also received a grant of unrestricted stock valued at the average of the high and low market price of $67.90 on May 24, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on July 31, 2024. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each director and NEO individually and by all directors and Officers of the Company as a group as of July 31, 2024. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership (3)(4)(5)	Percent of Ownership
Class A Common Stock	Elizabeth P. Bruno (1)	937,282	2.1%
	Russell R. Shaller	252,038	0.6%
	Patrick W. Allender (2)	130,184	0.3%
	Bradley C. Richardson	76,501	0.2%
	Ann E. Thornton	38,199	0.1%
	Nancy L. Gioia	29,597	0.1%
	Andrew T. Gorman	26,934	0.1%
	Michelle E. Williams	19,807	*
	David S. Bem	14,084	*
	Thomas F. DeBruine	11,428	*
	Joanne Collins Smee	7,384	*
	Vineet Nargolwala	7,384	*
	Olivier Bojarski	6,255	*
	Christopher Hix	1,716	*
	All Officers and Directors as a Group (15 persons)	1,575,127	3.6%

Class B Common Stock	Elizabeth P. Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.
(1)Ms. Bruno’s holdings of Class A Common Stock include 600,000 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority and 8,220 shares owned by trusts in which she is a co-trustee. Ms. Bruno’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.
(2)Mr. Allender's holdings of Class A Common Stock include 37,486 shares owned by the Patrick and Deborah Allender Irrevocable Trust.
(3)The amount shown for all officers and directors individually and as a group (15 persons) includes options to acquire a total of 206,752 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2024, including the following: Mr. Shaller, 173,771 shares; Ms. Thornton, 24,534 shares; Mr. Gorman, 19,245 shares; and Mr. DeBruine, 4,624 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2024.
(4)The amount shown for all officers and directors individually and as a group (15 persons) includes unvested restricted stock units to acquire 14,285 shares of Class A Common stock, which will vest within 60 days of July 31, 2024, including the following: Mr. Shaller, 6,777 units; Ms. Thornton, 651 units; Mr. Gorman, 2,721 units; Mr. DeBruine, 627 units; and Mr. Bojarski, 4,088 units; It does not include unvested restricted stock awards or restricted stock units to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2024.
(5)The amount shown for all officers and directors individually and as a group (15 persons) includes Class A Common Stock owned in deferred compensation plans totaling 224,233 shares of Class A Common Stock, including the following: Ms. Bruno, 2,884 shares; Mr. Allender, 92,698 shares; Mr. Richardson, 76,501 shares; Ms. Gioia, 18,001 shares; Dr. Williams, 17,664 shares; Ms. Collins Smee, 7,384 shares; Mr. Nargolwala, 7,384 shares; and Mr. Hix, 1,716 shares.
(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change of control of the Company.

(d) Equity Compensation Plan Information

	As of July 31, 2024
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,474,258	$45.87	4,862,004
Equity compensation plans not approved by security holders	None	None	None
Total	1,474,258	$45.87	4,862,004
The Company’s equity compensation plan allows the granting of stock options, restricted stock, RSUs, and unrestricted stock to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 5,000,000 shares of Class A Nonvoting Common Stock for issuance under the Brady Corporation 2023 Omnibus Incentive Stock Plan. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. Generally, RSUs vest one-third per year for the first three years.
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
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s directors by their employers, was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2024. After consideration of these factors, the Board concluded that none of the directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2024, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 above for a discussion of director independence.

Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2024 and 2023. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2024 and 2023.

	2024	2023
	(Dollars in thousands)
Audit, audit-related and tax compliance:
Audit fees (1)	$1,209	$1,159
Tax fees — compliance	525	541
Subtotal audit, audit-related and tax compliance fees	1,734	1,700
Non-audit related:
Tax fees — planning and advice	477	325
Subtotal non-audit related fees	477	325
Total fees	$2,211	$2,025

(1)Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control and reviews of the quarterly financial statements.

	2024	2023
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.3 to 1	0.2 to 1

Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2024 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels also require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 97 of this Form 10-K.

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
2.5
Purchase Agreement, dated as of June 16, 2021, by and among Brady Worldwide, Inc., BW Acquisition Corp., The Code Corporation, Certain Stockholders of the Code Corporation, and Shareholder Representative Services LLC (24)

2.6
Securities Sale and Purchase Agreement, dated as of July 3, 2024, by and between Braton Europe S.A.R.L., MML Capital Europe VI Equity II S.A., and the other institutional and individual holders of outstanding shares of Gravotech Holding (19)

3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-Laws of Brady Corporation, as amended September 14, 2020 (23)
4.1	Description of Brady Corporation Securities (3)
4.2	Form of Indenture (1)
*10.1	Brady Corporation 2023 Omnibus Incentive Plan (14)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (37)
*10.5	Directors’ Deferred Compensation Plan, as amended (37)
*10.6	Change of Control Agreement, dated as of April 6, 2020, with Andrew T. Gorman (5)
*10.7	Brady Corporation 2017 Omnibus Incentive Plan (27)
*10.8	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
10.10	Put Option Letter, dated as of March 15, 2024, by and between Brady Corporation and MML Capital Europe VI II S.A. and other institutional and individual holders (22)
*10.11	Form of Fiscal 2021 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (18)
*10.12	Original Employment Contract between Brady Corporation and Brett Wilms effective June 1, 2018 (10)
*10.13	Form of Fiscal 2020 and Fiscal 2021 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.14	Executive Deferred Compensation Plan, As Amended and Restated Effective September 5, 2023 (7)
*10.15	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2023 Omnibus Incentive Plan (14)

*10.16	Form of Fiscal 2020 and Fiscal 2021 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.17	Employment Offer Letter, dated as of March 11, 2022, with Russell R. Shaller (15)
*10.18	Form of Restricted Stock Unit Agreement under the Brady Corporation 2023 Omnibus Incentive Plan (14)
10.19
Second Amendment to Credit Agreement, dated as of November 14, 2022, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent (35)

*10.20	Restricted Stock Unit Agreement, dated as of April 1, 2022, with Russell R. Shaller (15)
*10.21	Restated Brady Corporation Restoration Plan, as amended (37)
*10.22	Change of Control Agreement, dated as of April 1, 2022, with Russell R. Shaller (15)
*10.23	Employment Offer Letter, dated as of February 19, 2020, with Andrew T. Gorman (5)
*10.24	Form of Fiscal 2023 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (5)
*10.25	Form of Fiscal 2022 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (34)
*10.26	Employment Offer Letter, dated as of August 3, 2022, with Oliver Bojarski (12)
*10.27	Form of Fiscal 2019 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.28	Employee Non-Compete and Non-Disclosure Agreement, dated as of August 3, 2022, between Brady Corporation and Oliver Bojarski (12)
10.29
First Amendment to Credit Agreement, dated as of December 21, 2021, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent (20)

*10.30	Form of Fiscal 2022 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (34)
*10.31	Form of Fiscal 2016 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (21)
*10.32	Form of Fiscal 2022 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (34)
*10.33	Addendum to the 2017 General Stock Option Incentive Plan of Brady Corporation for Participants in France (18)
*10.34	Addendum to the 2017 General Restricted Stock Unit Incentive Plan of Brady Corporation for Participants in France (18)
*10.35	Employment Offer Letter between Brady Corporation and Ann E. Thornton dated as of April 14, 2023 (16)
*10.36	Change of Control Agreement between Brady Corporation and Ann E. Thornton dated as of April 14, 2023 (16)
*10.37	Employment Contract Addendum between Brady Corporation and Brett Wilms effective February 1, 2023 (10)
*10.38	Change of Control Agreement between Brady Corporation and Brett Wilms dated as of January 10, 2023 (10)
10.39
Credit Agreement, dated as of August 1, 2019, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein, BMO Harris Bank, N.A., as administrative agent and L/C issuer, Bank of America, N.A., as syndication agent and L/C issuer, and Wells Fargo Bank, N.A., as documentation agent (38)

*10.40	Employment Offer Letter between Brady Corporation and Thomas DeBruine dated as of May 24, 2024 (17)
*10.41	Change of Control Agreement, dated as of April 11, 2022, with Thomas DeBruine (17)

*10.42	Form of Fiscal 2025 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2023 Omnibus Incentive Plan
19	Insider Trading Policy of Brady Corporation
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton
32.1	Section 1350 Certification of Russell R. Shaller
32.2	Section 1350 Certification of Ann E. Thornton
97	Incentive Recovery Policy of Brady Corporation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Inline XBRL data (Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
(1)Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3
(2)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1989
(3)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019
(4)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992
(5)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022
(6)Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 25, 2014
(7)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023
(8)Reserved
(9)Reserved
(10)Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 1, 2023
(11)Reserved
(12)Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 5, 2022
(13)Reserved
(14)Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 5, 2023
(15)Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 16, 2022
(16)Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 19, 2023
(17)Incorporated by reference to Registrant's Current Report on Form 8-K filed May 30, 2024
(18)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020
(19)Incorporated by reference to Registrant's Current Report on Form 8-K filed July 10, 2024
(20)Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 22, 2021
(21)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015
(22)Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024
(23)Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 16, 2020
(24)Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 21, 2021

(25)Reserved
(26)Reserved
(27)Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 27, 2016
(28)Reserved
(29)Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 2012
(30)Incorporated by reference to Registrant's Current Report on Form 8-K filed April 16, 2021
(31)Reserved
(32)Reserved
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
None.
BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2024	2023	2022
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for credit losses:
Balances at beginning of period	$8,467	$7,355	$7,306
Additions — Due to acquired businesses	—	—	—
Additions — Charged to expense	337	1,433	859
Deductions — Bad debts written off, net of recoveries	(2,055)	(321)	(810)
Balances at end of period	$6,749	$8,467	$7,355
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$35,855	$29,877	$23,009
Additions — Due to acquired businesses	—	—	—
Additions (Deductions) — Charged to (reversal of) expense	(1,707)	9,580	10,198
Deductions — Inventory write-offs	(2,166)	(3,602)	(3,330)
Balances at end of period	$31,982	$35,855	$29,877
Valuation allowances against deferred tax assets:
Balances at beginning of period	$52,750	$47,276	$51,069
Additions — Due to acquired businesses	—	—	—
Additions — Charged to expense	1,357	5,852	48
Deductions — Valuation allowances reversed/utilized	(6,883)	(378)	(3,841)
Balances at end of period	$47,224	$52,750	$47,276

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of September 2024.

BRADY CORPORATION
By:	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

Signature	Title
/s/ RUSSELL R. SHALLER	President and Chief Executive Officer; Director
Russell R. Shaller	(Principal Executive Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ DAVID S. BEM
David S. Bem	Director
/s/ ELIZABETH P. BRUNO
Elizabeth P. Bruno	Director
/s/ JOANNE COLLINS SMEE
Joanne Collins Smee	Director
/s/ NANCY L. GIOIA
Nancy L. Gioia	Director
/s/ CHRISTOPHER M. HIX
Christopher M. Hix	Director
/s/ VINEET NARGOLWALA
Vineet Nargolwala	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ MICHELLE E. WILLIAMS
Michelle E. Williams	Director

*	Each of the above signatures is affixed as of September 6, 2024.