Form 10-Q
period 2024-10-31
BRADY CORP
filed 2024-11-18
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of November 14, 2024, there were 44,223,720 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2024	July 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,661	$250,118
Accounts receivable, net of allowance for credit losses of $10,295 and $6,749, respectively	218,258	185,486
Inventories	178,688	152,729
Prepaid expenses and other current assets	13,462	11,382
Total current assets	556,069	599,715
Property, plant and equipment—net	201,374	195,758
Goodwill	671,705	589,611
Other intangible assets	116,369	51,839
Deferred income taxes	16,841	15,596
Operating lease assets	42,157	38,504
Other assets	23,361	24,546
Total	$1,627,876	$1,515,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,179	$84,691
Accrued compensation and benefits	65,004	77,954
Taxes, other than income taxes	22,901	14,061
Accrued income taxes	11,994	7,424
Current operating lease liabilities	13,120	13,382
Other current liabilities	90,272	67,170
Total current liabilities	301,470	264,682
Long-term debt	116,645	90,935
Long-term operating lease liabilities	29,201	25,342
Other liabilities	71,628	67,952
Total liabilities	518,944	448,911
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 44,223,664 and 44,042,462 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	354,592	353,654
Retained earnings	1,209,406	1,174,025
Treasury stock—7,037,823 and 7,219,025 shares, respectively, of Class A nonvoting common stock, at cost	(344,012)	(351,947)
Accumulated other comprehensive loss	(111,602)	(109,622)
Total stockholders’ equity	1,108,932	1,066,658
Total	$1,627,876	$1,515,569

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended October 31,
	2024	2023
Net sales	$377,065	$331,983
Cost of goods sold	187,376	160,264
Gross margin	189,689	171,719
Operating expenses:
Research and development	18,921	15,702
Selling, general and administrative	111,846	96,287
Total operating expenses	130,767	111,989
Operating income	58,922	59,730
Other income (expense):
Investment and other income	1,234	438
Interest expense	(1,356)	(766)
Income before income taxes	58,800	59,402
Income tax expense	12,017	12,161
Net income	$46,783	$47,241
Net income per Class A Nonvoting Common Share:
Basic	$0.98	$0.97
Diluted	$0.97	$0.97
Net income per Class B Voting Common Share:
Basic	$0.96	$0.96
Diluted	$0.95	$0.95
Weighted average common shares outstanding:
Basic	47,732	48,505
Diluted	48,217	48,811

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2024	2023
Net income	$46,783	$47,241
Other comprehensive loss:
Foreign currency translation adjustments	(79)	(20,364)

Cash flow hedges:
Net loss recognized in other comprehensive loss	(1,338)	(294)
Reclassification adjustment for gains included in net income	(464)	(1,285)
	(1,802)	(1,579)

Pension and other post-retirement benefits actuarial gain amortization	(151)	(151)

Other comprehensive loss, before tax	(2,032)	(22,094)
Income tax benefit (expense) related to items of other comprehensive loss	52	(128)
Other comprehensive loss, net of tax	(1,980)	(22,222)
Comprehensive income	$44,803	$25,019

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended October 31, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2024	$548	$353,654	$1,174,025	$(351,947)	$(109,622)	$1,066,658
Net income	—	—	46,783	—	—	46,783
Other comprehensive loss, net of tax	—	—	—	—	(1,980)	(1,980)
Issuance of shares of Class A Common Stock under stock plan	—	(5,065)	—	7,935	—	2,870
Tax benefit and withholdings from deferred compensation distributions	—	190	—	—	—	190
Stock-based compensation expense	—	5,813	—	—	—	5,813
Cash dividends on Common Stock:
Class A — $0.2400 per share	—	—	(10,612)	—	—	(10,612)
Class B — $0.2234 per share	—	—	(790)	—	—	(790)
Balances at October 31, 2024	$548	$354,592	$1,209,406	$(344,012)	$(111,602)	$1,108,932

	Three months ended October 31, 2023
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)	$990,919
Net income	—	—	47,241	—	—	47,241
Other comprehensive loss, net of tax	—	—	—	—	(22,222)	(22,222)
Issuance of shares of Class A Common Stock under stock plan	—	(3,662)	—	3,927	—	265
Tax benefit and withholdings from deferred compensation distributions	—	149	—	—	—	149
Stock-based compensation expense	—	4,163	—	—	—	4,163
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(14,185)	—	(14,185)
Cash dividends on Common Stock:
Class A — $0.2350 per share	—	—	(10,565)	—	—	(10,565)
Class B — $0.2184 per share	—	—	(773)	—	—	(773)
Balances at October 31, 2023	$548	$352,421	$1,057,773	$(300,467)	$(115,283)	$994,992

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2024	2023
Operating activities:
Net income	$46,783	$47,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,164	7,466
Stock-based compensation expense	5,813	4,163
Deferred income taxes	(903)	(2,225)
Other	(880)	1,137
Changes in operating assets and liabilities:
Accounts receivable	(4,385)	(2,205)
Inventories	(2,107)	6,152
Prepaid expenses and other assets	(1,136)	(1,488)
Accounts payable and accrued liabilities	(33,960)	(3,725)
Income taxes	4,017	5,757
Net cash provided by operating activities	23,406	62,273

Investing activities:
Purchases of property, plant and equipment	(7,286)	(11,279)
Acquisition of businesses, net of cash acquired	(140,625)	—
Other	10	—
Net cash used in investing activities	(147,901)	(11,279)

Financing activities:
Payment of dividends	(11,402)	(11,338)
Proceeds from exercise of stock options	5,855	2,598
Payments for employee taxes withheld from stock-based awards	(2,090)	(2,333)
Purchase of treasury stock	—	(14,121)
Proceeds from borrowing on credit agreement	135,149	38,551
Repayment of borrowing on credit agreement	(109,439)	(36,000)
Other	190	1,149
Net cash provided by (used in) financing activities	18,263	(21,494)

Effect of exchange rate changes on cash and cash equivalents	1,775	(5,680)

Net (decrease) increase in cash and cash equivalents	(104,457)	23,820
Cash and cash equivalents, beginning of period	250,118	151,532
Cash and cash equivalents, end of period	$145,661	$175,352

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2024
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company,” “Brady,” “we,” or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2024 and July 31, 2024, its results of operations, cash flows and comprehensive income for the three months ended October 31, 2024 and 2023. The condensed consolidated balance sheet as of July 31, 2024 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2024.

NOTE B — New Accounting Pronouncements
Standards not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The guidance is effective for the Company's fiscal 2025 Form 10-K and interim periods thereafter. The Company is currently assessing its segment information disclosures in connection with the adoption of ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires expanded annual disclosures including the standardization and disaggregation of income tax rate reconciliation categories and the amount of income taxes paid by jurisdiction. The guidance is effective for the Company’s fiscal 2026 Form 10-K. The Company is currently assessing its income tax disclosures in connection with the adoption of ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires expanded interim and annual disclosures of expense information including the amounts of inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions during the period. The guidance is effective for the Company's fiscal 2028 Form 10-K and interim periods thereafter. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

NOTE C — Additional Balance Sheet Information
Inventories
Inventories consisted of the following as of October 31, 2024 and July 31, 2024:

	October 31, 2024	July 31, 2024
Finished products	$103,375	$89,430
Work-in-process	27,029	24,601
Raw materials and supplies	48,284	38,698
Total inventories	$178,688	$152,729
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $308,128 and $304,199 as of October 31, 2024 and July 31, 2024, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of October 31, 2024 and July 31, 2024 consisted of the following:

	October 31, 2024				July 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	2	$868	$(108)	$760	3	$600	$(600)	$—
Customer relationships	8	122,289	(26,899)	95,390	9	64,430	(23,279)	41,151
Technology	5	19,857	(7,215)	12,642	5	9,300	(6,182)	3,118
Unamortized other intangible assets:
Tradenames	N/A	7,577	—	7,577	N/A	7,570	—	7,570
Total		$150,591	$(34,222)	$116,369		$81,900	$(30,061)	$51,839
The change in the gross carrying amount of other intangible assets as of October 31, 2024 compared to July 31, 2024 was primarily due to the acquisitions of Gravotech Holding (“Gravotech”) and American Barcode and RFID Incorporated (“AB&R”) completed during the three months ended October 31, 2024 and to a lesser extent, the effect of currency fluctuations. Refer to Note O, “Acquisitions,” for additional information on intangible assets acquired.
Amortization expense on intangible assets was $4,713 and $2,355 for the three months ended October 31, 2024 and 2023, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of October 31, 2024, the Company did not have any finance leases.
Operating lease expense was $4,735 and $4,065 for the three months ended October 31, 2024 and 2023, respectively, which was recognized in either “Cost of goods sold” or “Selling, general and administrative” expenses in the condensed consolidated statements of income based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income were immaterial to the condensed consolidated statements of income for the three months ended October 31, 2024 and 2023.

Supplemental cash flow information related to the Company's operating leases for the three months ended October 31, 2024 and 2023 was as follows:

	Three months ended October 31,
	2024	2023
Operating cash flows from operating leases	$4,619	$4,431
Operating lease assets obtained in exchange for new operating lease liabilities (1)	7,630	1,656
(1) Includes new leases, acquired leases and remeasurements or modifications of existing leases.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains from cash flow hedges and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2024:

	Unrealized loss on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2024	$(149)	$462	$(109,935)	$(109,622)
Other comprehensive loss before reclassification	(1,402)	—	(79)	(1,481)
Amounts reclassified from accumulated other comprehensive loss	(348)	(151)	—	(499)
Ending balance, October 31, 2024	$(1,899)	$311	$(110,014)	$(111,602)
The increase in accumulated other comprehensive loss as of October 31, 2024 compared to July 31, 2024 was primarily due to the unrealized losses on cash flow hedges during the three-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2023 were as follows:

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
The increase in the accumulated other comprehensive loss as of October 31, 2023 compared to July 31, 2023 was primarily due to the appreciation of the U.S. dollar against certain other currencies during the three-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the three months ended October 31, 2024 and 2023, unrealized gains on cash flow hedges were reclassified to “Cost of goods sold” and unamortized gains on post-retirement plans were reclassified into “Investment and other income” on the condensed consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive loss for the three months ended October 31, 2024 and 2023:

	Three months ended October 31,
	2024	2023
Income tax benefit (expense) related to items of other comprehensive loss:
Cash flow hedges	$52	$(128)

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
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,973 and $2,947 as of October 31, 2024 and July 31, 2024, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities,” respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $337 and $314 during the three months ended October 31, 2024 and 2023, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at October 31, 2024, the Company expects to recognize 32% by the end of fiscal 2025, an additional 31% by the end of fiscal 2026, and the remaining balance thereafter.

NOTE H — Segment Information
The Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments.
The following is a summary of net sales by segment and geographic region for the three months ended October 31, 2024 and 2023:

	Three months ended October 31,
	2024	2023
Net sales:
Americas & Asia
Americas	$214,033	$196,286
Asia	31,395	25,340
Total	$245,428	$221,626
Europe & Australia
Europe	116,153	96,333
Australia	15,484	14,024
Total	$131,637	$110,357

Total Company	$377,065	$331,983
The following is a summary of segment profit for the three months ended October 31, 2024 and 2023:

	Three months ended October 31,
	2024	2023
Segment profit:
Americas & Asia	$54,900	$49,897
Europe & Australia	13,114	16,744
Total Company	$68,014	$66,641

The following is a reconciliation of segment profit to income before income taxes for the three months ended October 31, 2024 and 2023:

	Three months ended October 31,
	2024	2023
Total profit from reportable segments	$68,014	$66,641
Unallocated amounts:
Administrative costs	(9,092)	(6,911)
Investment and other income	1,234	438
Interest expense	(1,356)	(766)
Income before income taxes	$58,800	$59,402

NOTE I – Stock-Based Compensation
Incentive Stock Plans
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), or restricted and unrestricted shares of Class A Nonvoting Common Stock to employees and non-employee directors. Certain awards may be subject to pre-established performance goals. The majority of the Company’s annual share-based awards are granted in the first quarter of the fiscal year.
Total stock-based compensation expense recognized during the three months ended October 31, 2024 and 2023 was $5,813 and $4,163, respectively. The total income tax benefit recognized in the condensed consolidated statements of income was $632 and $425 during the three months ended October 31, 2024 and 2023, respectively.
Stock Options
The stock options issued under the plan have an exercise price equal to the market price of the Company's stock at the date of the grant and generally vest ratably over three years, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “time-based” options, generally expire ten years from the date of grant. The Company did not include stock options in its annual grant of share-based awards to employees in the current fiscal year.
The following is a summary of stock option activity for the three months ended October 31, 2024:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2024	1,222,046	$44.46
Granted	—	—
Exercised	(128,803)	38.83
Forfeited	(1,720)	50.19
Outstanding at October 31, 2024	1,091,523	$45.12	5.4	$28,592
Exercisable at October 31, 2024	1,010,597	$44.84	5.2	$26,754
The following table summarizes additional stock option information:

	Three months ended October 31,
	2024	2023
Intrinsic value of options exercised during the period (in thousands)	$4,622	$3,410
Fair value of options vested during the period (in thousands)	1,249	1,729
Cash received from the exercise of stock options during the period (in thousands)	5,855	2,598
Tax benefit on options exercised during the period (in thousands)	1,112	841
As of October 31, 2024, total unrecognized compensation cost related to stock options was $674 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.5 years.

RSUs
RSUs issued under the plan have a grant date fair value equal to the market price of the Company's stock at the date of grant and generally vest ratably over three years, with one-third vesting one year after the grant date and an additional one-third in each of the succeeding two years.
The following is a summary of RSU activity for the three months ended October 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of July 31, 2024	148,991	$52.20
Granted	88,319	74.63
Vested	(56,393)	51.07
Forfeited	(763)	58.94
Non-vested RSUs as of October 31, 2024	180,154	$63.53
The RSUs granted during the three months ended October 31, 2023 had a weighted-average grant date fair value of $54.80. The total fair value of RSUs vested during the three months ended October 31, 2024 and 2023 was $4,201 and $2,974, respectively.
As of October 31, 2024, total unrecognized compensation cost related to RSUs was $6,090 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.4 years.
PRSUs
PRSUs are contingent on the achievement of predetermined market and performance targets. The PRSUs granted under the plan vest at the end of a three-year performance period provided the service period and specified performance targets are met. For the PRSUs granted during the three months ended October 31, 2024 and 2023, awards will vest based on achievement of performance conditions relating to Company revenue and diluted EPS targets. For the PRSUs granted during the three months ended October 31, 2022, the vesting criteria for 50% of the grant is based upon the Company's total shareholder return (“TSR”) relative to the S&P 600 SmallCap Industrials Index over a three-year performance period, and the vesting criteria for the other 50% of the grant is based upon Company revenue targets.
The PRSUs granted during the three months ended October 31, 2024 had a fair value determined by the average of the high and low stock price on the date of the grant. For awards with a market value condition, a third-party valuation is utilized to determine the fair value as of the grant date using a Monte Carlo simulation for that portion of the award.
The following is a summary of PRSU activity for the three months ended October 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested PRSUs as of July 31, 2024	103,221	$53.46
Granted	61,981	71.24
Vested	(8,098)	64.44
Forfeited	(2,157)	55.23
Non-vested PRSUs as of October 31, 2024	154,947	$59.95
The PRSUs granted during the three months ended October 31, 2023 had a weighted-average grant date fair value of $51.16. The total fair value of PRSUs vested during the three months ended October 31, 2024 and 2023 was $595 and $141, respectively.
As of October 31, 2024, total unrecognized compensation cost related to PRSUs was $6,812 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.3 years.

NOTE J — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2024	2023
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$46,783	$47,241
Less:
Preferential dividends	(736)	(748)
Preferential dividends on dilutive stock options	(8)	(5)
Numerator for basic and diluted income per Class B Voting Common Share	$46,039	$46,488
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	47,732	48,505
Plus: Effect of dilutive equity awards	485	306
Denominator for diluted income per share for both Class A and Class B	48,217	48,811
Net income per Class A Nonvoting Common Share:
Basic	$0.98	$0.97
Diluted	$0.97	$0.97
Net income per Class B Voting Common Share:
Basic	$0.96	$0.96
Diluted	$0.95	$0.95
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 17,278 and 313,787 for the three months ended October 31, 2024 and 2023, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2024 and July 31, 2024:

	October 31, 2024	July 31, 2024	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$18,180	$20,029	Level 1
Foreign exchange contracts	148	137	Level 2
Liabilities:
Foreign exchange contracts	1,614	730	Level 2
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Deferred compensation plan assets: The Company’s deferred compensation investments consist of investments in mutual funds, which are included in “Other assets” on the condensed consolidated balance sheets. These investments were classified as Level 1 as the shares of these investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	October 31, 2024	July 31, 2024
Designated as cash flow hedges	$44,448	$59,207
Non-designated hedges	4,171	4,459
Total foreign exchange contracts	$48,619	$63,666
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. As of October 31, 2024 and July 31, 2024, unrealized losses of $1,926 and $124 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of October 31, 2024 and July 31, 2024, the cumulative balance recognized in accumulated other comprehensive income were losses of $1,427 and $1,237, respectively, on any outstanding foreign currency denominated debt obligations.

The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended October 31,
	2024	2023
(Losses) gains recognized in OCI:
Forward exchange contracts (cash flow hedges)	$(1,338)	$(294)
Foreign currency denominated debt (net investment hedges)	(190)	1,508
Gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	464	1,285
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	October 31, 2024			July 31, 2024
	Prepaid expenses and other current assets	Other current liabilities	Long-term Obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term Obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$148	$1,610	$—	$137	$726	$—
Foreign currency denominated debt (net investment hedges)	—	—	34,251	—	—	34,060
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	4	—	—	4	—
Total derivative instruments	$148	$1,614	$34,251	$137	$730	$34,060

NOTE M – Income Taxes
The income tax rate for the three months ended October 31, 2024 and 2023 was 20.4% and 20.5%, respectively.

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

NOTE O — Acquisitions
On August 1, 2024, the Company acquired all of the outstanding shares of Gravotech. Headquartered in Lyon, France, Gravotech is a leader in the design, manufacture and distribution of innovative solutions for specialized engraving, marking and cutting, offering laser, mechanical engraving, scribing and dot peen capabilities across multiple industries. The acquisition of Gravotech expands the Company’s identification product offerings and research and development capabilities to include specialized direct part marking and engraving expertise. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. Net sales and net loss attributable to Gravotech from the acquisition date through October 31, 2024 were $29,475 and $4,685, respectively. The net loss attributable to Gravotech is due to a nonrecurring increase in cost of goods sold of $4,115 related to the fair value adjustment to inventory upon acquisition and amortization expense of $2,326 for intangible assets acquired.
The Company recorded its preliminary purchase price allocation during the three months ended October 31, 2024, based on its estimates of the fair value of the acquired assets and assumed liabilities as of the acquisition date. The preliminary purchase price allocation included goodwill of $71,790, of which $49,874 was assigned to the Americas & Asia segment and $21,916 was assigned to the Europe & Australia segment.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Cash and cash equivalents	$7,667
Accounts receivable, net	24,325
Inventories	21,751
Prepaid expenses and other current assets	563
Property, plant and equipment — net	2,538
Goodwill	71,790
Other intangible assets	65,798
Operating lease assets	6,981
Other assets	1,061
Accounts payable	(17,813)
Accrued compensation and benefits	(9,347)
Taxes, other than income taxes	(6,857)
Accrued income taxes	(1,855)
Other current liabilities	(18,157)
Operating lease liabilities	(6,980)
Other liabilities	(6,908)
Net assets acquired	$134,557
Less: cash acquired	(7,667)

Fair value of total consideration	$126,890
The final purchase price allocation is subject to post-closing adjustments pursuant to the terms of the securities sale and purchase agreement, as well as the finalization of certain accounts, primarily intangible assets and deferred tax adjustments. The goodwill for this acquisition is not deductible for tax purposes.
The following table presents the unaudited pro forma operating results for the three months ended October 31, 2024 and 2023, reflecting the acquisition of Gravotech as if it had occurred at the beginning of fiscal year 2024. The unaudited pro forma operating results for the three months ended October 31, 2024 do not contain any adjustments to the accompanying condensed consolidated financial statements. The unaudited pro forma operating results for the three months ended October 31, 2023 include Gravotech’s normal operating results and pro forma adjustments to include cumulative expenses, net of tax, for the nonrecurring fair value adjustment to inventory, amortization expense for acquired intangible assets and interest expense on acquisition-related debt. The unaudited pro forma operating results are presented for comparative purposes only and do not necessarily reflect future operating results or those that would have occurred had the acquisition been completed at the beginning of fiscal year 2024.

	Three months ended October 31,
	2024	2023
Net sales, pro forma	$377,065	$361,109
Net income, pro forma	46,783	43,535

On October 1, 2024, the Company acquired all of the outstanding shares of AB&R for $15,625, net of cash acquired. Based in Phoenix, Arizona, AB&R provides integrated solutions for asset tracking, inventory management, and workflow optimization using advanced identification and tracking technologies, including barcoding, radio frequency identification (“RFID”) and Internet of Things (“IoT”)-based systems. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. The Company recorded its preliminary purchase price allocation during the first quarter of fiscal year 2025, based on its estimates of the fair value of the acquired assets and assumed liabilities at that time. The preliminary purchase price allocation included goodwill of $10,877, intangible assets of $4,600, and net tangible assets of $148. The goodwill for this acquisition is assigned to the Americas & Asia segment and is deductible for tax purposes. The final purchase price allocation is subject to post-closing adjustments and the finalization of certain intangible asset valuations and deferred tax adjustments, as well as potential contingent consideration subject to AB&R’s achievement of certain post-acquisition financial targets pursuant to the terms of the membership interest purchase agreement. Acquisition-related expenses of $305 were recognized in selling, general and administrative (“SG&A”) expenses during the three months ended October 31, 2024. The accompanying condensed consolidated financial statements include the results of AB&R from the date of acquisition through October 31, 2024. Pro forma and other financial information are not presented for the AB&R acquisition because its impact on the Company's results of operation and financial position is immaterial.

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
•Product identification, which includes materials, printing systems, radio frequency identification (“RFID”) and barcode scanners for product identification, engraving equipment, brand protection labeling, work in process labeling, finished product identification, asset tracking labels, asset tags and industrial track and trace applications.
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
The following are key initiatives supporting our strategy in fiscal 2025:
•Investing in organic growth by enhancing our research and development process and utilizing customer feedback and observations to develop innovative new products that solve customer needs and improve environmental sustainability.
•Providing the highest level of customer service by aligning with customers' preferred communications channels and leveraging technology to enhance the customer experience.
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
Macroeconomic Conditions and Trends
The Company continues to be impacted by inflationary pressures to raw material and labor costs, supply chain disruptions, and other global macroeconomic challenges. While we experienced material increases to raw material and labor costs and supply chain disruptions in previous years, fiscal 2024 showed signs of easing with a moderation of raw material and labor cost inflation and improved supply chain stability, which we anticipate will continue into fiscal 2025. The Company has taken and will continue to take actions to mitigate inflationary pressures through targeted pricing actions and a commitment to driving long-term efficiency improvements.

We believe our financial strength positions us well to continue investing in acquisitions and organic growth opportunities, such as expanded sales channels, marketing programs, and research and development (“R&D”). We remain focused on driving sustainable efficiency gains and automation across our operations and selling, general and administrative (“SG&A”) functions, while also returning capital to our shareholders through dividends and share repurchases. At October 31, 2024, we had cash of $145.7 million, as well as a credit agreement with $181.5 million available for future borrowing, which can be increased up to $1,036.5 million at the Company's option and subject to certain conditions, for total available liquidity of $1,182.2 million.
We believe that our financial resources and liquidity levels, including the undrawn portion of our credit agreement and our ability to increase that credit line as necessary, are sufficient to support the execution of our growth strategy and to manage the impact of economic or geopolitical events that could potentially reduce sales, net income, or cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2024, for further discussion of the possible impact of global economic or geopolitical events on our business.
Results of Operations
The comparability of the operating results for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 has been impacted by acquisitions of Gravotech on August 1, 2024 and AB&R on October 1, 2024. The operating results of Gravotech have been included in both reportable segments since the date of acquisition, and the results of AB&R have been included in the Americas & Asia reportable segment since the date of acquisition. The comparability of the operating results of the Americas & Asia segment has also been impacted by the divestiture of a non-core business in October 2023.
A comparison of results of operating income for the three months ended October 31, 2024 and 2023 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2024	% Sales	2023	% Sales
Net sales	$377,065		$331,983
Gross margin	189,689	50.3%	171,719	51.7%
Operating expenses:
Research and development	18,921	5.0%	15,702	4.7%
Selling, general and administrative	111,846	29.7%	96,287	29.0%
Total operating expenses	130,767	34.7%	111,989	33.7%
Operating income	$58,922	15.6%	$59,730	18.0%
References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with GAAP, excluding the impact of foreign currency translation, sales recorded from acquired companies prior to the first anniversary date of their acquisition, and sales recorded from divested companies up to the first anniversary of their divestiture. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.
Net sales for the three months ended October 31, 2024 increased 13.6% to $377.1 million compared to $332.0 million in the same period in the prior year. The increase consisted of organic sales growth of 3.6%, sales growth from acquisitions of 9.9% and an increase from foreign currency translation of 1.2%, partially offset by a decrease of 1.1% due to divestitures. Organic sales grew 5.1% in the Americas & Asia segment and 0.7% in the Europe & Australia segment during the three months ended October 31, 2024 compared to the same period in the prior year.
Gross margin increased 10.5% to $189.7 million in the three months ended October 31, 2024 compared to $171.7 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 50.3% in the three months ended October 31, 2024 compared to 51.7% in the same period in the prior year. The decrease in gross margin as a percentage of net sales was primarily due to a nonrecurring increase in cost of goods sold of $4.1 million related to the fair value adjustment to inventory from acquisitions and lower margin product sales from acquired businesses, which were partially offset by organic sales growth in higher gross margin product lines.
R&D expenses increased 20.5% to $18.9 million in the three months ended October 31, 2024 compared to $15.7 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.0% in the three months ended October 31, 2024 compared to 4.7% in the same period in the prior year. The increase in R&D spending was primarily due to the acquisition of Gravotech, and, to a lesser extent, an increase in R&D headcount within the Company's organic business. The Company remains committed to investing in new product development to increase sales within our businesses. Investments in new printing systems, materials and the build out of a comprehensive industrial track and trace solution remain the primary focus of R&D expenditures in fiscal 2025.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 16.2% to $111.8 million in the three months ended October 31, 2024 compared to $96.3 million in the same period in the prior year. As a percentage of net sales, SG&A increased to 29.7% in the three months ended October 31, 2024, compared to 29.0% in the same period in the prior year. The increase in SG&A as a percentage of net sales is primarily due to incremental amortization expense from acquisitions of $2.4 million, as well as increased headcount and other selling-related costs from the businesses acquired, which were partially offset by a decrease in advertising expenses in the Company's organic businesses compared to the same period in the prior year.
Operating income decreased 1.4% to $58.9 million in the three months ended October 31, 2024, compared to $59.7 million in the same period in the prior year. The decrease in operating income was due to incremental amortization expense from acquisitions of $2.4 million and non-recurring acquisition-related and other costs of $5.1 million incurred during the three-month period.
OPERATING INCOME TO NET INCOME

	Three months ended October 31,
(Dollars in thousands)	2024	% Sales	2023	% Sales
Operating income	$58,922	15.6%	$59,730	18.0%
Other income (expense):
Investment and other income	1,234	0.3%	438	0.1%
Interest expense	(1,356)	(0.4)%	(766)	(0.2)%
Income before income taxes	58,800	15.6%	59,402	17.9%
Income tax expense	12,017	3.2%	12,161	3.7%
Net income	$46,783	12.4%	$47,241	14.2%
Investment and other income was $1.2 million in the three months ended October 31, 2024 compared to $0.4 million in the same period in the prior year. The change was primarily due to an increase in the market value of securities held in deferred compensation plans, partially offset by a decrease in interest income resulting from a decrease in interest rates as well as a reduced cash balance.
Interest expense increased to $1.4 million in the three months ended October 31, 2024 compared to $0.8 million in the same period in the prior year. The increase in interest expense was primarily due to an increase in outstanding borrowings on the Company's credit agreement to fund the acquisitions completed during the three months ended October 31, 2024.
The Company’s income tax rate was 20.4% and 20.5% for the three months ended October 31, 2024 and 2023, respectively. The Company expects its ongoing annual income tax rate to be approximately 20% based on its current global business mix and based on tax laws and statutory rates currently in effect.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three months ended October 31, 2024 and 2023:

	Three months ended October 31,
	2024	2023
SALES GROWTH INFORMATION
Americas & Asia
Organic	5.1%	3.3%
Currency	(0.2)%	—%
Acquisition	7.4%	—%
Divestiture	(1.6)%	(1.9)%
Total	10.7%	1.4%
Europe & Australia
Organic	0.7%	1.4%
Currency	3.6%	4.6%
Acquisition	15.0%	—%
Total	19.3%	6.0%
Total Company
Organic	3.6%	2.7%
Currency	1.2%	1.5%
Acquisition	9.9%	—%
Divestiture	(1.1)%	(1.3)%
Total	13.6%	2.9%
SEGMENT PROFIT
Americas & Asia	$54,900	$49,897
Europe & Australia	13,114	16,744
Total	$68,014	$66,641
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	22.4%	22.5%
Europe & Australia	10.0%	15.2%
Total	18.0%	20.1%
Americas & Asia
Americas & Asia net sales increased 10.7% to $245.4 million in the three months ended October 31, 2024 compared to $221.6 million in the same period in the prior year, which consisted of organic sales growth of 5.1% and sales growth from acquisitions of 7.4%, which were partially offset by a decrease from foreign currency translation of 0.2% and a decrease of 1.6% due to the divestiture of a non-core business in October 2023.
Organic sales in the Americas increased in the mid-single digits in the three months ended October 31, 2024. Organic sales grew in all major products lines with the strongest growth in the product identification, wire identification, and safety and facility identification product lines.
Organic sales in Asia increased in the mid-single digits in the three months ended October 31, 2024. The organic sales increase was primarily driven by organic sales growth in Japan and India, which was partially offset by an organic sales decline in China.
Segment profit increased 10.0% to $54.9 million in the three months ended October 31, 2024 compared to $49.9 million in the same period in the prior year. As a percentage of net sales, segment profit was essentially flat at 22.4% compared to 22.5% in the same period in the prior year. The increase in segment profit was primarily due to increased sales volumes in the Americas, which was partially offset by certain acquisition-related costs and purchase accounting adjustments.
Europe & Australia
Europe & Australia net sales increased 19.3% to $131.6 million in the three months ended October 31, 2024 compared to $110.4 million in the same period in the prior year, which consisted of sales growth from acquisitions of 15.0%, organic sales growth of 0.7% and an increase from foreign currency translation of 3.6%.

Organic sales in Europe increased in the low-single digits in the three months ended October 31, 2024. Organic sales growth during the three-month period was primarily driven by growth in the safety and facility identification and people identification product lines, which was partially offset by an organic sales decline in the product identification product line.
Organic sales in Australia declined in the low-single digits in the three months ended October 31, 2024. The organic sales decline was primarily driven by a decrease in volume in the wire identification product line.
Segment profit decreased to $13.1 million in the three months ended October 31, 2024 compared to $16.7 million in the same period of the prior year. As a percentage of net sales, segment profit decreased to 10.0% from 15.2% in the same period of the prior year. The decrease in segment profit was primarily due to certain acquisition-related costs and organizational transition costs incurred during the three-month period.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2024, approximately 95% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $145.7 million at October 31, 2024, a decrease of $104.5 million from July 31, 2024. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2024	2023
Net cash flow provided by (used in):
Operating activities	$23,406	$62,273
Investing activities	(147,901)	(11,279)
Financing activities	18,263	(21,494)
Effect of exchange rate changes on cash	1,775	(5,680)
Net (decrease) increase in cash and cash equivalents	$(104,457)	$23,820
Net cash provided by operating activities was $23.4 million in the three months ended October 31, 2024, compared to $62.3 million in the same period of the prior year. The decrease in cash provided by operating activities was primarily due to increased vendor payments related to the acquired businesses, the timing of payroll and higher annual incentive compensation payments, and other working capital changes.
Net cash used in investing activities was $147.9 million in the three months ended October 31, 2024, which primarily consisted of the acquisition of businesses of $140.6 million and capital expenditures of $7.3 million. Net cash used in investing activities was $11.3 million in the three months ended October 31, 2023, which consisted of capital expenditures.
Net cash provided by financing activities was $18.3 million in the three months ended October 31, 2024 compared to $21.5 million net cash used in financing activities in the same period of the prior year. The increase in cash provided by financing activities was primarily due to increased net borrowings to fund the acquisition of AB&R completed on October 1, 2024, and, to a lesser extent, a decline in share repurchases compared to the same period in the prior year.
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
On November 14, 2022, the Company and certain of its subsidiaries entered into a second amendment to the credit agreement to, among other items, (a) increase the lending commitments by $100 million for total lending commitments of $300 million, (b) extend the final maturity date to November 14, 2027, (c) increase the interest rate on certain borrowings by 0.125%, and (d) increase the available amount under the credit agreement, at the Company's option and subject to certain conditions, from $300 million up to (i) an amount equal to the incremental borrowing necessary to bring the Company's consolidated net debt-to-EBITDA ratio as defined in the credit agreement to 2.5 to 1.0 plus (ii) $200 million.
On October 10, 2024, the Company and certain of its subsidiaries entered into a Third Amendment to Credit Agreement (“Amendment No. 3”) with a group of six banks, which amended the original credit agreement dated August 1, 2019. Amendment No. 3 amended the credit agreement to, among other things, change the applicable benchmark under the credit agreement for borrowings denominated in Canadian Dollars from the Canadian Dollar Offered Rate (“CDOR”) to the adjusted Term Canadian Overnight Repo Rate Average Rate (“CORRA”). Borrowings under Amendment No. 3 are unsecured and are guaranteed by certain of the Company's domestic subsidiaries.
As of October 31, 2024, the outstanding balance on the Company's credit agreement was $116.6 million. The maximum amount outstanding on the credit agreement during the three months ended October 31, 2024 was $144.8 million. As of October 31, 2024, the U.S. dollar-denominated borrowings of $52.0 million bear interest at 5.8%; the Euro-denominated borrowings of €50.0 million bear interest at 4.1%; and the British Pound-denominated borrowings of £8.0 million bear interest at 5.8%. The Company had letters of credit outstanding under the credit agreement of $1.8 million as of October 31, 2024 and there was $181.5 million available for future borrowing, which can be increased to $1,036.5 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2024, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.4 to 1.0 and the interest expense coverage ratio equal to 83.8 to 1.0.
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
•Changes in tax legislation and tax rates
•Potential write-offs of goodwill and other intangible assets
•Differing interests of voting and non-voting shareholders and changes in the regulatory and business environment around dual-class voting structures
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2024.
These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2024. There has been no material change in this information since the 2024 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Brady Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer (the “Chief Executive Officer”) and its Chief Financial Officer, Chief Accounting Officer and Treasurer (the “Chief Financial Officer”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note N, "Contingencies" included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The Company’s business, results of operations, financial condition, and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of Company’s Annual Report on Form 10-K for the year ended July 31, 2024. There have been no material changes from the risk factors set forth in the 2024 Form 10-K.

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
On September 4, 2024, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock, which expanded upon the Company's prior authorization for a total authorized amount of $137.8 million. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. As of October 31, 2024, there were $137.8 million worth of shares authorized to purchase remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended October 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands)
August 1, 2024 - August 31, 2024	—	$—	—	$137,788
September 1, 2024 - September 30, 2024	—	—	—	137,788
October 1, 2024 - October 31, 2024	—	—	—	137,788
Total	—	$—	—	$137,788

ITEM 5. OTHER INFORMATION
During the three months ended October 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is identified in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Third Amendment to Credit Agreement, dated as of October 10, 2024, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Bank N.A., as administrative agent (incorporated by reference to Registrant's Current Report on Form 8-K filed October 11, 2024).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton

32.1	Section 1350 Certification of Russell R. Shaller

32.2	Section 1350 Certification of Ann E. Thornton

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	Inline XBRL Extension Taxonomy Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADY CORPORATION

Date: November 18, 2024	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2024	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)