Form 10-Q
period 2025-01-31
BRADY CORP
filed 2025-02-21
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of February 19, 2025, there were 44,241,601 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2025	July 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,452	$250,118
Accounts receivable, net of allowance for credit losses of $9,227 and $6,749, respectively	201,973	185,486
Inventories	181,810	152,729
Prepaid expenses and other current assets	14,080	11,382
Total current assets	536,315	599,715
Property, plant and equipment—net	199,075	195,758
Goodwill	661,288	589,611
Other intangible assets	108,456	51,839
Deferred income taxes	16,587	15,596
Operating lease assets	42,135	38,504
Other assets	24,844	24,546
Total	$1,588,700	$1,515,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,968	$84,691
Accrued compensation and benefits	69,551	77,954
Taxes, other than income taxes	18,794	14,061
Accrued income taxes	4,416	7,424
Current operating lease liabilities	14,922	13,382
Other current liabilities	83,699	67,170
Total current liabilities	282,350	264,682
Long-term debt	87,687	90,935
Long-term operating lease liabilities	27,546	25,342
Other liabilities	70,649	67,952
Total liabilities	468,232	448,911
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 44,241,601 and 44,042,462 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	356,531	353,654
Retained earnings	1,238,275	1,174,025
Treasury stock—7,019,886 and 7,219,025 shares, respectively, of Class A nonvoting common stock, at cost	(343,059)	(351,947)
Accumulated other comprehensive loss	(131,827)	(109,622)
Total stockholders’ equity	1,120,468	1,066,658
Total	$1,588,700	$1,515,569

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Net sales	$356,675	$322,624	$733,740	$654,607
Cost of goods sold	180,832	160,541	368,208	320,805
Gross margin	175,843	162,083	365,532	333,802
Operating expenses:
Research and development	18,723	16,832	37,644	32,534
Selling, general and administrative	105,886	91,325	217,732	187,612
Total operating expenses	124,609	108,157	255,376	220,146
Operating income	51,234	53,926	110,156	113,656
Other income (expense):
Investment and other income	2,125	2,684	3,359	3,122
Interest expense	(1,312)	(790)	(2,668)	(1,556)
Income before income taxes	52,047	55,820	110,847	115,222
Income tax expense	11,713	12,192	23,730	24,353
Net income	$40,334	$43,628	$87,117	$90,869
Net income per Class A Nonvoting Common Share:
Basic	$0.84	$0.90	$1.82	$1.88
Diluted	$0.83	$0.90	$1.81	$1.86
Net income per Class B Voting Common Share:
Basic	$0.84	$0.90	$1.81	$1.86
Diluted	$0.83	$0.90	$1.79	$1.85
Weighted average common shares outstanding:
Basic	47,851	48,374	47,792	48,440
Diluted	48,306	48,725	48,261	48,768

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Net income	$40,334	$43,628	$87,117	$90,869
Other comprehensive (loss) income:
Foreign currency translation adjustments	(21,180)	14,591	(21,259)	(5,773)

Cash flow hedges:
Net gain (loss) recognized in other comprehensive (loss) income	935	1,083	(403)	789
Reclassification adjustment for losses (gains) included in net income	463	(254)	(1)	(1,539)
	1,398	829	(404)	(750)

Pension and other post-retirement benefits actuarial gain amortization	(151)	(151)	(302)	(302)

Other comprehensive (loss) income, before tax	(19,933)	15,269	(21,965)	(6,825)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(292)	73	(240)	(55)
Other comprehensive (loss) income, net of tax	(20,225)	15,342	(22,205)	(6,880)
Comprehensive income	$20,109	$58,970	$64,912	$83,989

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended January 31, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2024	$548	$354,592	$1,209,406	$(344,012)	$(111,602)	$1,108,932
Net income	—	—	40,334	—	—	40,334
Other comprehensive loss, net of tax	—	—	—	—	(20,225)	(20,225)
Issuance of shares of Class A Common Stock under stock plan	—	(241)	—	953	—	712
Stock-based compensation expense	—	2,180	—	—	—	2,180
Cash dividends on Common Stock:
Class A — $0.2400 per share	—	—	(10,616)	—	—	(10,616)
Class B — $0.2400 per share	—	—	(849)	—	—	(849)
Balances at January 31, 2025	$548	$356,531	$1,238,275	$(343,059)	$(131,827)	$1,120,468

	Six months ended January 31, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2024	$548	$353,654	$1,174,025	$(351,947)	$(109,622)	$1,066,658
Net income	—	—	87,117	—	—	87,117
Other comprehensive loss, net of tax	—	—	—	—	(22,205)	(22,205)
Issuance of shares of Class A Common Stock under stock plan	—	(5,306)	—	8,888	—	3,582
Tax benefit and withholdings from deferred compensation distributions	—	190	—	—	—	190
Stock-based compensation expense	—	7,993	—	—	—	7,993
Cash dividends on Common Stock:
Class A — $0.4800 per share	—	—	(21,228)	—	—	(21,228)
Class B — $0.4634 per share	—	—	(1,639)	—	—	(1,639)
Balances at January 31, 2025	$548	$356,531	$1,238,275	$(343,059)	$(131,827)	$1,120,468

	Three months ended January 31, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2023	$548	$352,421	$1,057,773	$(300,467)	$(115,283)	$994,992
Net income	—	—	43,628	—	—	43,628
Other comprehensive income, net of tax	—	—	—	—	15,342	15,342
Issuance of shares of Class A Common Stock under stock plan	—	273	—	2,466	—	2,739
Stock-based compensation expense	—	1,100	—	—	—	1,100
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(7,713)	—	(7,713)
Cash dividends on Common Stock:
Class A — $0.2350 per share	—	—	(10,525)	—	—	(10,525)
Class B — $0.2350 per share	—	—	(831)	—	—	(831)
Balances at January 31, 2024	$548	$353,794	$1,090,045	$(305,714)	$(99,941)	$1,038,732

	Six months ended January 31, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)	$990,919
Net income	—	—	90,869	—	—	90,869
Other comprehensive loss, net of tax	—	—	—	—	(6,880)	(6,880)
Issuance of shares of Class A Common Stock under stock plan	—	(3,389)	—	6,393	—	3,004
Tax benefit and withholdings from deferred compensation distributions	—	149	—	—	—	149
Stock-based compensation expense	—	5,263	—	—	—	5,263
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(21,898)	—	(21,898)
Cash dividends on Common Stock:
Class A — $0.4700 per share	—	—	(21,090)	—	—	(21,090)
Class B — $0.4534 per share	—	—	(1,604)	—	—	(1,604)
Balances at January 31, 2024	$548	$353,794	$1,090,045	$(305,714)	$(99,941)	$1,038,732

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2025	2024
Operating activities:
Net income	$87,117	$90,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,096	15,008
Stock-based compensation expense	7,993	5,263
Deferred income taxes	(3,076)	(3,640)
Other	231	947
Changes in operating assets and liabilities:
Accounts receivable	6,605	(5,030)
Inventories	(8,384)	10,078
Prepaid expenses and other assets	(2,571)	(1,187)
Accounts payable and accrued liabilities	(41,650)	(9,754)
Income taxes	(3,361)	(4,203)
Net cash provided by operating activities	63,000	98,351

Investing activities:
Purchases of property, plant and equipment	(14,423)	(60,832)
Acquisition of businesses, net of cash acquired	(137,348)	—
Other	53	—
Net cash used in investing activities	(151,718)	(60,832)

Financing activities:
Payment of dividends	(22,867)	(22,694)
Proceeds from exercise of stock options	5,712	5,366
Payments for employee taxes withheld from stock-based awards	(2,130)	(2,362)
Purchase of treasury stock	—	(21,797)
Proceeds from borrowing on credit agreement	159,373	69,145
Repayment of borrowing on credit agreement	(162,621)	(70,771)
Other	190	149
Net cash used in financing activities	(22,343)	(42,964)

Effect of exchange rate changes on cash and cash equivalents	(605)	(2,227)

Net decrease in cash and cash equivalents	(111,666)	(7,672)
Cash and cash equivalents, beginning of period	250,118	151,532

Cash and cash equivalents, end of period	$138,452	$143,860

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2025
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company,” “Brady,” “we,” or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2025 and July 31, 2024, its results of operations and comprehensive income for the three and six months ended January 31, 2025 and 2024, and cash flows for the six months ended January 31, 2025 and 2024. The condensed consolidated balance sheet as of July 31, 2024 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

NOTE C — Additional Balance Sheet Information
Inventories
Inventories consisted of the following as of January 31, 2025 and July 31, 2024:

	January 31, 2025	July 31, 2024
Finished products	$102,614	$89,430
Work-in-process	27,418	24,601
Raw materials and supplies	51,778	38,698
Total inventories	$181,810	$152,729
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $307,266 and $304,199 as of January 31, 2025 and July 31, 2024, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of January 31, 2025 and July 31, 2024 consisted of the following:

	January 31, 2025				July 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	2	$831	$(208)	$623	3	$600	$(600)	$—
Customer relationships	8	119,165	(30,026)	89,139	9	64,430	(23,279)	41,151
Technology	5	19,273	(8,091)	11,182	5	9,300	(6,182)	3,118
Unamortized other intangible assets:
Tradenames	N/A	7,512	—	7,512	N/A	7,570	—	7,570
Total		$146,781	$(38,325)	$108,456		$81,900	$(30,061)	$51,839
The change in the gross carrying amount of other intangible assets as of January 31, 2025 compared to July 31, 2024 was primarily due to the acquisitions of Gravotech Holding (“Gravotech”) and American Barcode and RFID Incorporated (“AB&R”) completed during the six months ended January 31, 2025 and to a lesser extent, the effect of currency fluctuations. Refer to Note N, “Acquisitions,” for additional information on intangible assets acquired.
Amortization expense on intangible assets was $4,671 and $2,364 for the three months ended January 31, 2025 and 2024, respectively, and $9,384 and $4,719 for the six months ended January 31, 2025 and 2024, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of January 31, 2025, the Company did not have any finance leases.
Operating lease expense was $4,539 and $3,804 for the three months ended January 31, 2025 and 2024, respectively, and $9,274 and $7,869 for the six months ended January 31, 2025 and 2024, respectively, which was recognized in either “Cost of goods sold” or “Selling, general and administrative” expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income were immaterial to the condensed consolidated statements of income for the three and six months ended January 31, 2025 and 2024.

Supplemental cash flow information related to the Company's operating leases for the six months ended January 31, 2025 and 2024 was as follows:

	Six months ended January 31,
	2025	2024
Operating cash outflows from operating leases	$9,157	$8,585
Operating lease assets obtained in exchange for new operating lease liabilities (1)	12,749	2,551
(1) Includes new leases and remeasurements or modifications of existing leases.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2025:

	Unrealized loss on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2024	$(149)	$462	$(109,935)	$(109,622)
Other comprehensive loss before reclassification	(643)	—	(21,259)	(21,902)
Amounts reclassified from accumulated other comprehensive loss	(1)	(302)	—	(303)
Ending balance, January 31, 2025	$(793)	$160	$(131,194)	$(131,827)
The increase in accumulated other comprehensive loss as of January 31, 2025 compared to July 31, 2024 was primarily due to the appreciation of the U.S. dollar against certain other currencies during the six-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended January 31, 2024 were as follows:

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
Of the amounts reclassified from accumulated other comprehensive loss during the six months ended January 31, 2025 and 2024, unrealized gains on cash flow hedges were reclassified to “Cost of goods sold” and unamortized gains on post-retirement plans were reclassified into “Investment and other income” on the condensed consolidated statements of income.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive loss for the three and six months ended January 31, 2025 and 2024:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Income tax (expense) benefit related to items of other comprehensive loss:
Cash flow hedges	$(292)	$73	$(240)	$(55)

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
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,963 and $2,947 as of January 31, 2025 and July 31, 2024, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities,” respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $341 and $321 during the three months ended January 31, 2025 and 2024, respectively, and $678 and $635 during the six months ended January 31, 2025 and 2024, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at January 31, 2025, the Company expects to recognize 22% by the end of fiscal 2025, an additional 35% by the end of fiscal 2026, and the remaining balance thereafter.

NOTE H — Segment Information
The Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments.
The following is a summary of net sales by segment and geographic region for the three and six months ended January 31, 2025 and 2024:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Net sales:
Americas & Asia
Americas	$202,547	$185,976	$416,580	$382,262
Asia	31,299	25,667	62,694	51,007
Total	$233,846	$211,643	$479,274	$433,269
Europe & Australia
Europe	$110,477	$98,371	$226,630	$194,704
Australia	12,352	12,610	27,836	26,634
Total	$122,829	$110,981	$254,466	$221,338

Total Company	$356,675	$322,624	$733,740	$654,607
The following is a summary of segment profit for the three and six months ended January 31, 2025 and 2024:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Segment profit:
Americas & Asia	$45,986	$43,895	$100,886	$93,792
Europe & Australia	11,378	15,054	24,492	31,798
Total profit from reportable segments	$57,364	$58,949	$125,378	$125,590

Total profit from reportable segments is a measure of operating income that excludes administrative costs related to corporate functions that are otherwise included in the Company's operating income. The following is a reconciliation of total profit from reportable segments to income before income taxes for the three and six months ended January 31, 2025 and 2024:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Total profit from reportable segments	$57,364	$58,949	$125,378	$125,590
Unallocated amounts:
Administrative costs	(6,130)	(5,023)	(15,222)	(11,934)
Investment and other income	2,125	2,684	3,359	3,122
Interest expense	(1,312)	(790)	(2,668)	(1,556)
Income before income taxes	$52,047	$55,820	$110,847	$115,222

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$40,334	$43,628	$87,117	$90,869
Less:
Preferential dividends	—	—	(736)	(748)
Preferential dividends on dilutive stock options	—	—	(8)	(5)
Numerator for basic and diluted income per Class B Voting Common Share	$40,334	$43,628	$86,373	$90,116
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	47,851	48,374	47,792	48,440
Plus: Effect of dilutive equity awards	455	351	469	328
Denominator for diluted income per share for both Class A and Class B	48,306	48,725	48,261	48,768
Net income per Class A Nonvoting Common Share:
Basic	$0.84	$0.90	$1.82	$1.88
Diluted	$0.83	$0.90	$1.81	$1.86
Net income per Class B Voting Common Share:
Basic	$0.84	$0.90	$1.81	$1.86
Diluted	$0.83	$0.90	$1.79	$1.85
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. There were no anti-dilutive shares for the three months ended January 31, 2025. The amount of anti-dilutive shares were 49,562 for the three months ended January 31, 2024, and 8,639 and 181,674 for the six months ended January 31, 2025 and 2024, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2025 and July 31, 2024:

	January 31, 2025	July 31, 2024	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$19,350	$20,029	Level 1
Foreign exchange contracts	741	137	Level 2
Liabilities:
Foreign exchange contracts	1,075	730	Level 2
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	January 31, 2025	July 31, 2024
Designated as cash flow hedges	$29,660	$59,207
Non-designated hedges	4,133	4,459
Total foreign exchange contracts	$33,793	$63,666

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. As of January 31, 2025 and July 31, 2024, unrealized losses of $529 and $124 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of January 31, 2025 and July 31, 2024, the cumulative balances recognized in accumulated other comprehensive income were gains of $33 and losses of $1,237, respectively, on any outstanding foreign currency denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$935	$1,083	$(403)	$789
Foreign currency denominated debt (net investment hedges)	1,460	(969)	1,270	539
(Losses) gains reclassified from OCI into cost of goods sold
Forward exchange contracts (cash flow hedges)	(463)	254	1	1,539
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	January 31, 2025			July 31, 2024
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$741	$1,060	$—	$137	$726	$—
Foreign currency denominated debt (net investment hedges)	—	—	32,790	—	—	34,060
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	15	—	—	4	—
Total derivative instruments	$741	$1,075	$32,790	$137	$730	$34,060

NOTE L — Income Taxes
The income tax rate for the three months ended January 31, 2025 and 2024 was 22.5% and 21.8%, respectively. The income tax rate for the six months ended January 31, 2025 and 2024, was 21.4% and 21.1%, respectively.

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

NOTE N — Acquisitions
On August 1, 2024, the Company acquired all of the outstanding shares of Gravotech. Headquartered in Lyon, France, Gravotech is a leader in the design, manufacture and distribution of innovative solutions for specialized engraving, marking and cutting, offering laser, mechanical engraving, scribing and dot peen capabilities across multiple industries. The acquisition of Gravotech expands the Company’s identification product offerings and research and development capabilities to include specialized direct part marking and engraving expertise. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. Net sales and net loss attributable to Gravotech from the acquisition date through January 31, 2025 were $56,853 and $8,266, respectively. The net loss attributable to Gravotech is due to a non-recurring increase in cost of goods sold related to the fair value adjustment to inventory upon acquisition and amortization expense for intangible assets.
The preliminary purchase price allocation included goodwill of $69,936 of which $48,586 was assigned to the Americas & Asia segment and $21,350 was assigned to the Europe & Australia segment.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Cash and cash equivalents	$7,469
Accounts receivable, net	23,697
Inventories	21,190
Prepaid expenses and other current assets	549
Property, plant and equipment — net	2,472
Goodwill	69,936
Other intangible assets	64,099
Operating lease assets	6,800
Other assets	1,034
Accounts payable	(17,353)
Accrued compensation and benefits	(9,106)
Taxes, other than income taxes	(6,680)
Accrued income taxes	(1,807)
Other current liabilities	(17,688)
Operating lease liabilities	(6,800)
Other liabilities	(6,729)
Net assets acquired	$131,083
Less: cash acquired	(7,469)

Fair value of total consideration	$123,614
The final purchase price allocation is subject to post-closing adjustments pursuant to the terms of the securities sale and purchase agreement, as well as the finalization of certain accounts, primarily intangible assets and deferred tax adjustments. The goodwill for this acquisition is not deductible for tax purposes.

The following table presents the unaudited pro forma operating results for the three and six months ended January 31, 2025 and 2024, reflecting the acquisition of Gravotech as if it had occurred at the beginning of fiscal year 2024. The unaudited pro forma operating results for the three and six months ended January 31, 2025 do not contain any adjustments to the accompanying condensed consolidated financial statements. The unaudited pro forma operating results for the three and six months ended January 31, 2024 include Gravotech’s normal operating results and pro forma adjustments to include cumulative expenses, net of tax, for the non-recurring fair value adjustment to inventory, amortization expense for acquired intangible assets and interest expense on acquisition-related debt. The unaudited pro forma operating results are presented for comparative purposes only and do not necessarily reflect future operating results or those that would have occurred had the acquisition been completed at the beginning of fiscal year 2024.

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Net sales, pro forma	$356,675	$352,412	$733,740	$713,521
Net income, pro forma	40,334	43,384	87,117	86,918
On October 1, 2024, the Company acquired all of the outstanding shares of AB&R for $15,625, net of cash acquired. Based in Phoenix, Arizona, AB&R provides integrated solutions for asset tracking, inventory management, and workflow optimization using advanced identification and tracking technologies, including barcoding, radio frequency identification (“RFID”) and Internet of Things (“IoT”)-based systems. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. The Company recorded its preliminary purchase price allocation during the first quarter of fiscal year 2025, based on its estimates of the fair value of the acquired assets and assumed liabilities at that time. The preliminary purchase price allocation included goodwill of $10,877, intangible assets of $4,600, and net tangible assets of $148. The goodwill for this acquisition is assigned to the Americas & Asia segment and is deductible for tax purposes. The final purchase price allocation is subject to post-closing adjustments and the finalization of certain intangible asset valuations and deferred tax adjustments, as well as potential contingent consideration subject to AB&R’s achievement of certain post-acquisition financial targets pursuant to the terms of the membership interest purchase agreement. Acquisition-related expenses of $305 were recognized in selling, general and administrative (“SG&A”) expenses during the six months ended January 31, 2025. The accompanying condensed consolidated financial statements include the results of AB&R from the date of acquisition through January 31, 2025. Pro forma and other financial information are not presented for the AB&R acquisition because its impact on the Company's results of operation and financial position is immaterial.

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
The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple industries and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. Brady's long-term sales growth and profitability will depend not only on the overall economic environment and our ability to successfully navigate changes in the macro environment, but also on our ability to develop and market innovative products, deliver a high level of customer service, advance our digital capabilities, and continuously improve the efficiency of our global operations. Our strategy for growth includes an increased focus on certain industries and products, streamlining our product offerings, expanding into higher growth end-markets, intensifying efforts to leverage our diverse product portfolio and synergies across our business, improving the overall customer experience, developing technologically advanced, innovative, and proprietary products, and improving our digital capabilities.
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
•Enhancing our high-performance culture, which rewards execution and respects diversity, to elevate employee engagement and improve recruitment and retention practices in order to drive differential performance and execute our strategy.
Macroeconomic Conditions and Trends
The Company's operations and financial performance are subject to the risks and uncertainties inherent in the global economic environment, including inflationary pressures, supply chain disruptions, and other macroeconomic challenges. These pressures may impact the Company's business, financial condition and results of operations as the global economic outlook remains uncertain. The Company has taken and will continue to take actions to mitigate inflationary pressures through targeted pricing actions and a commitment to driving long-term efficiency improvements.

We believe our financial strength positions us well to continue investing in acquisitions and organic growth opportunities, such as expanded sales channels, marketing programs, and research and development (“R&D”). We remain focused on driving sustainable efficiency gains and automation across our operations and selling, general and administrative (“SG&A”) functions, while also returning capital to our shareholders through dividends and share repurchases. At January 31, 2025, we had cash of $138.5 million, as well as a credit agreement with $210.1 million available for future borrowing, which can be increased up to $1,095.1 million at the Company's option and subject to certain conditions, for total available liquidity of $1,233.6 million.
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

Results of Operations
The comparability of the operating results for the three and six months ended January 31, 2025 compared to the same periods in the prior year have been impacted by the acquisitions of Gravotech on August 1, 2024 and AB&R on October 1, 2024. The operating results of Gravotech and AB&R have been included since their acquisition dates. Gravotech has been included in both reportable segments, and AB&R has been included in the Americas & Asia reportable segment. The comparability of the year-to-date operating results of the Americas & Asia segment has also been impacted by the divestiture of a non-core business in October 2023.
A comparison of results of operating income for the three and six months ended January 31, 2025 and 2024, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2025	% Sales	2024	% Sales	2025	% Sales	2024	% Sales
Net sales	$356,675		$322,624		$733,740		$654,607
Gross margin	175,843	49.3%	162,083	50.2%	365,532	49.8%	333,802	51.0%
Operating expenses:
Research and development	18,723	5.2%	16,832	5.2%	37,644	5.1%	32,534	5.0%
Selling, general and administrative	105,886	29.7%	91,325	28.3%	217,732	29.7%	187,612	28.7%
Total operating expenses	124,609	34.9%	108,157	33.5%	255,376	34.8%	220,146	33.6%
Operating income	$51,234	14.4%	$53,926	16.7%	$110,156	15.0%	$113,656	17.4%
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
Net sales for the three months ended January 31, 2025 increased 10.6% to $356.7 million compared to $322.6 million in the same period in the prior year. The increase consisted of organic sales growth of 2.6% and sales growth from acquisitions of 10.2%, which was partially offset by a decrease from foreign currency translation of 2.2%. Organic sales growth of 4.3% in the Americas & Asia segment was partially offset by an organic sales decline of 0.8% in the Europe & Australia segment during the three months ended January 31, 2025 compared to the same period in the prior year.
Net sales for the six months ended January 31, 2025 increased 12.1% to $733.7 million compared to $654.6 million in the same period in the prior year. The increase consisted of organic sales growth of 3.1% and sales growth from acquisitions of 10.0%, partially offset by a decrease from foreign currency translation of 0.5% and a decrease of 0.5% due to a divestiture. Organic sales grew 4.7% in the Americas & Asia segment and were flat in the Europe & Australia segment during the six months ended January 31, 2025 compared to the same period in the prior year.

Gross margin increased 8.5% to $175.8 million in the three months ended January 31, 2025 compared to $162.1 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 49.3% from 50.2% in the three-month period. Gross margin increased 9.5% to $365.5 million in the six months ended January 31, 2025 compared to $333.8 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 49.8% from 51.0% in the six-month period. The decrease in gross margin as a percentage of net sales during the three months ended January 31, 2025 was primarily due to facility closure and other reorganization costs of $2.3 million, which were partially offset by organic sales growth in higher gross margin product lines. The facility closure and other reorganization costs primarily relate to headcount reductions associated with the closure of a manufacturing facility in China and the closure of a manufacturing facility in the U.S. The decrease in gross margin as a percentage of net sales during the six months ended January 31, 2025 was primarily due to a non-recurring increase in cost of goods sold of $4.1 million related to the fair value adjustment to inventory from acquisitions as well as the facility closure and other reorganization costs of $2.3 million, which were partially offset by organic sales growth in higher gross margin product lines.
R&D expenses increased 11.2% to $18.7 million in the three months ended January 31, 2025 compared to $16.8 million in the same period in the prior year. As a percentage of net sales, R&D expenses were unchanged at 5.2% in the three-month period compared to the same period in the prior year. R&D expenses increased 15.7% to $37.6 million in the six months ended January 31, 2025 compared to $32.5 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.1% from 5.0% in the six-month period. The increase in R&D spending was primarily due to the acquisition of Gravotech, and, to a lesser extent, an increase in R&D headcount within the Company's organic business. The Company remains committed to investing in new product development to drive long-term organic sales growth. Investments in new printing systems, materials and new product development within recent acquisitions are the primary focus of R&D expenditures in fiscal 2025.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 15.9% to $105.9 million in the three months ended January 31, 2025 compared to $91.3 million in the same period in the prior year. As a percentage of sales, SG&A expenses increased to 29.7% from 28.3% in the three-month period. SG&A expenses increased 16.1% to $217.7 million for the six months ended January 31, 2025 compared to $187.6 million in the same period in the prior year. As a percentage of net sales, SG&A expenses increased to 29.7% from 28.7% in the six-month period. The increase in SG&A expenses during the three and six months ended January 31, 2025 was primarily due to increased headcount and other selling-related costs from acquisitions, including incremental amortization expense from the acquired intangible assets. SG&A expenses during the three months ended January 31, 2025 also include facility closure and other reorganization costs of $3.4 million. SG&A expenses during the six months ended January 31, 2025 also include facility closure and other reorganization costs of $3.4 million and non-recurring acquisition-related costs and other expenses of $1.0 million.
Operating income decreased 5.0% to $51.2 million and decreased 3.1% to $110.2 million in the three and six months ended January 31, 2025, respectively, compared to $53.9 million and $113.7 million in the same periods in the prior year. The decrease in operating income in both the three and six-month periods was primarily due to non-recurring acquisition-related costs and incremental amortization expense related to acquired businesses, as well as facility closure and other reorganization costs.
OPERATING INCOME TO NET INCOME

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2025	% Sales	2024	% Sales	2025	% Sales	2024	% Sales
Operating income	$51,234	14.4%	$53,926	16.7%	$110,156	15.0%	$113,656	17.4%
Other income (expense):
Investment and other income	2,125	0.6%	2,684	0.8%	3,359	0.5%	3,122	0.5%
Interest expense	(1,312)	(0.4)%	(790)	(0.2)%	(2,668)	(0.4)%	(1,556)	(0.2)%
Income before income taxes	52,047	14.6%	55,820	17.3%	110,847	15.1%	115,222	17.6%
Income tax expense	11,713	3.3%	12,192	3.8%	23,730	3.2%	24,353	3.7%
Net income	$40,334	11.3%	$43,628	13.5%	$87,117	11.9%	$90,869	13.9%
Investment and other income was $2.1 million in the three months ended January 31, 2025 compared to $2.7 million in the same period in the prior year. Investment and other income was $3.4 million in the six months ended January 31, 2025 compared to $3.1 million in the same period in the prior year. The change in investment and other income during both the three and six-month periods was primarily due to the change in market value of securities held in deferred compensation plans.

Interest expense increased to $1.3 million and $2.7 million for the three and six months ended January 31, 2025, respectively, compared to $0.8 million and $1.6 million in the same periods in the prior year. The increase in interest expense was primarily due to an increase in outstanding borrowings on the Company's credit agreement to fund acquisitions, which was partially offset by a decrease in the weighted average interest rate compared to the same periods in the prior year.
The Company's income tax rate was 22.5% and 21.8% for the three months ended January 31, 2025 and 2024, respectively, and the income tax rate was 21.4% and 21.1% for the six months ended January 31, 2025 and 2024, respectively. The Company expects its ongoing annual income tax rate to be approximately 21% based on its current global business mix and based on tax laws and statutory rates currently in effect.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three and six months ended January 31, 2025 and 2024:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
SALES GROWTH INFORMATION
Americas & Asia
Organic	4.3%	1.2%	4.7%	2.3%
Acquisitions	7.6%	—%	7.5%	—%
Currency	(1.4)%	0.1%	(0.8)%	—%
Divestiture	—%	(5.1)%	(0.8)%	(3.5)%
Total	10.5%	(3.8)%	10.6%	(1.2)%
Europe & Australia
Organic	(0.8)%	2.5%	—%	2.0%
Acquisitions	15.1%	—%	15.1%	—%
Currency	(3.6)%	2.0%	(0.1)%	3.3%
Total	10.7%	4.5%	15.0%	5.3%
Total Company
Organic	2.6%	1.6%	3.1%	2.2%
Acquisitions	10.2%	—%	10.0%	—%
Currency	(2.2)%	0.8%	(0.5)%	1.1%
Divestiture	—%	(3.5)%	(0.5)%	(2.4)%
Total	10.6%	(1.1)%	12.1%	0.9%
SEGMENT PROFIT
Americas & Asia	$45,986	$43,895	$100,886	$93,792
Europe & Australia	11,378	15,054	24,492	31,798
Total	$57,364	$58,949	$125,378	$125,590
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	19.7%	20.7%	21.0%	21.6%
Europe & Australia	9.3%	13.6%	9.6%	14.4%
Total	16.1%	18.3%	17.1%	19.2%
Americas & Asia
Americas & Asia net sales increased 10.5% to $233.8 million in the three months ended January 31, 2025 compared to $211.6 million in the same period in the prior year, which consisted of organic sales growth of 4.3% and sales growth from acquisitions of 7.6%, which were partially offset by a decrease from foreign currency translation of 1.4%. Americas & Asia net sales increased 10.6% to $479.3 million in the six months ended January 31, 2025 compared to $433.3 million in the same period in the prior year, which consisted of organic sales growth of 4.7% and sales growth from acquisitions of 7.5%, which were partially offset by a decrease from foreign currency translation of 0.8% and a decrease due to a divestiture of 0.8%.

Organic sales in the Americas increased in the low-single digits in the three months ended January 31, 2025 and in the mid-single digits in the six months ended January 31, 2025 compared to the same periods in the prior year. Organic sales growth in both the three and six-month periods was driven by growth in the wire identification, safety and facility identification, and product identification product lines, which was partially offset by an organic sales decline in the healthcare identification product line.
Organic sales in Asia increased approximately 11% in the three months ended January 31, 2025 and increased in the high-single digits in the six months ended January 31, 2025 compared to the same periods in the prior year. The organic sales increase in both the three and six-month periods was primarily driven by organic sales growth in Japan and India, which was partially offset by an organic sales decline in China. Organic sales grew in all major products lines with the strongest growth in the product identification and safety and facility identification product lines.
Americas & Asia segment profit increased 4.8% to $46.0 million in the three months ended January 31, 2025 compared to $43.9 million in the same period in the prior year. Segment profit increased 7.6% to $100.9 million in the six months ended January 31, 2025 compared to $93.8 million in the same period in the prior year. As a percentage of net sales, segment profit decreased to 19.7% from 20.7% in the three-month period and segment profit decreased to 21.0% from 21.6% in the six-month period ended January 31, 2025 compared to the same periods in the prior year. The decrease in segment profit as a percentage of sales was primarily due to costs associated with the closure of two facilities during the three-month period, and incremental amortization from acquired businesses and purchase accounting adjustments during the six-month period, which was partially offset by increased profit from organic sales growth.
Europe & Australia
Europe & Australia net sales increased 10.7% to $122.8 million in the three months ended January 31, 2025 compared to $111.0 million in the same period in the prior year, which consisted of sales growth from acquisitions of 15.1% that was partially offset by an organic sales decline of 0.8% and a decrease from foreign currency translation of 3.6%. Europe & Australia net sales increased 15.0% to $254.5 million in the six months ended January 31, 2025 compared to $221.3 million in the same period in the prior year, which consisted of sales growth from acquisitions of 15.1%, which was partially offset by a decrease from foreign currency translation of 0.1% while organic sales were flat.
Organic sales in Europe were essentially flat in both the three and six months ended January 31, 2025. Organic sales growth in the product identification and wire identification product lines was offset by an organic sales decline in the safety and facility identification product line during the three-month period. Organic sales growth during the six-month period was primarily driven by growth in the safety and facility identification and wire identification product lines, which was offset by an organic sales decline in the product identification product line.
Organic sales in Australia declined in the low-single digits in both the three and six months ended January 31, 2025 compared to the same periods in the prior year. The organic sales decline was primarily driven by a decrease in volume in the safety and facility and wire identification product lines.
Europe & Australia segment profit decreased 24.4% to $11.4 million in the three months ended January 31, 2025 compared to $15.1 million in the same period in the prior year. Segment profit decreased 23.0% to $24.5 million in the six months ended January 31, 2025 compared to $31.8 million in the same period in the prior year. As a percentage of net sales, segment profit decreased to 9.3% from 13.6% for the three-month period and segment profit decreased to 9.6% from 14.4% for the six-month period ended January 31, 2025, compared to the same periods in the prior year. The decrease in segment profit was primarily due to incremental amortization from acquired businesses, purchase accounting adjustments and reorganization costs in order to streamline our operating structure.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2025, 94% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.

Cash Flows
Cash and cash equivalents were $138.5 million at January 31, 2025, an increase of $111.7 million from July 31, 2024. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2025	2024
Net cash flow provided by (used in):
Operating activities	$63,000	$98,351
Investing activities	(151,718)	(60,832)
Financing activities	(22,343)	(42,964)
Effect of exchange rate changes on cash	(605)	(2,227)
Net decrease in cash and cash equivalents	$(111,666)	$(7,672)
Net cash provided by operating activities was $63.0 million in the six months ended January 31, 2025, compared to $98.4 million in the same period of the prior year. The decrease in cash provided by operating activities was primarily due to increased vendor payments related to acquired businesses, increased inventory purchases and higher annual incentive compensation payments.
Net cash used in investing activities was $151.7 million in the six months ended January 31, 2025, which primarily consisted of the acquisition of businesses of $137.3 million and capital expenditures of $14.4 million. Net cash used in investing activities was $60.8 million in the six months ended January 31, 2024, which consisted of capital expenditures including the purchase of a previously leased facility in Mexico and facility construction costs in Belgium.
Net cash used in financing activities was $22.3 million in the six months ended January 31, 2025 compared to $43.0 million in the same period in the prior year. The decrease in cash used in financing activities was primarily due to a decline in share repurchases compared to the same period in the prior year.
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

As of January 31, 2025, the outstanding balance on the Company's credit agreement was $87.7 million. The maximum amount outstanding on the credit agreement during the six months ended January 31, 2025 was $144.8 million. As of January 31, 2025, the U.S. dollar-denominated borrowings of $31.0 million bear interest at 5.3%; the Euro-denominated borrowings of €45.0 million bear interest at 3.8%; and the British Pound-denominated borrowings of £8.0 million bear interest at 5.6%. The Company had letters of credit outstanding under the credit agreement of $2.2 million as of January 31, 2025, and there was $210.1 million available for future borrowing, which can be increased to $1,095.1 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2025, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 73.5 to 1.0.
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
On September 4, 2024, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock, which expanded upon the Company's prior authorization for a total authorized amount of $137.8 million. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. As of January 31, 2025, there was $137.8 million worth of repurchase authority remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended January 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands)
November 1, 2024 - November 30, 2024	—	$—	—	$137,788
December 1, 2024 - December 31, 2024	—	—	—	137,788
January 1, 2025 - January 31, 2025	—	—	—	137,788
Total	—	$—	—	$137,788

ITEM 5. OTHER INFORMATION
During the three months ended January 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is identified in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton

32.1	Section 1350 Certification of Russell R. Shaller

32.2	Section 1350 Certification of Ann E. Thornton

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADY CORPORATION

Date: February 21, 2025	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2025	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)