Form 10-Q
period 2025-04-30
BRADY CORP
filed 2025-05-16
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 14, 2025, there were 43,776,968 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2025	July 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,154	$250,118
Accounts receivable, net of allowance for credit losses of $8,967 and $6,749, respectively	224,358	185,486
Inventories	189,991	152,729
Prepaid expenses and other current assets	15,399	11,382
Total current assets	581,902	599,715
Property, plant and equipment—net	219,082	195,758
Goodwill	682,554	589,611
Other intangible assets	111,685	51,839
Deferred income taxes	20,583	15,596
Operating lease assets	58,118	38,504
Other assets	24,191	24,546
Total	$1,698,115	$1,515,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,754	$84,691
Accrued compensation and benefits	87,506	77,954
Taxes, other than income taxes	19,711	14,061
Accrued income taxes	2,976	7,424
Current operating lease liabilities	15,030	13,382
Other current liabilities	86,809	67,170
Total current liabilities	311,786	264,682
Long-term debt	102,819	90,935
Long-term operating lease liabilities	43,772	25,342
Other liabilities	72,185	67,952
Total liabilities	530,562	448,911
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 43,774,580 and 44,042,462 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	357,545	353,654
Retained earnings	1,279,168	1,174,025
Treasury stock—7,486,907 and 7,219,025 shares, respectively, of Class A nonvoting common stock, at cost	(375,974)	(351,947)
Accumulated other comprehensive loss	(93,734)	(109,622)
Total stockholders’ equity	1,167,553	1,066,658
Total	$1,698,115	$1,515,569

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Net sales	$382,590	$343,384	$1,116,330	$997,991
Cost of goods sold	187,531	166,357	555,739	487,162
Gross margin	195,059	177,027	560,591	510,829
Operating expenses:
Research and development	19,191	17,681	56,835	50,215
Selling, general and administrative	108,678	95,803	326,410	283,415
Total operating expenses	127,869	113,484	383,245	333,630
Operating income	67,190	63,543	177,346	177,199
Other (expense) income:
Investment and other (expense) income	(509)	1,596	2,850	4,718
Interest expense	(936)	(728)	(3,604)	(2,284)
Income before income taxes	65,745	64,411	176,592	179,633
Income tax expense	13,482	13,521	37,212	37,874
Net income	$52,263	$50,890	$139,380	$141,759
Net income per Class A Nonvoting Common Share:
Basic	$1.10	$1.06	$2.92	$2.94
Diluted	$1.09	$1.05	$2.89	$2.91
Net income per Class B Voting Common Share:
Basic	$1.10	$1.06	$2.90	$2.92
Diluted	$1.09	$1.05	$2.88	$2.90
Weighted average common shares outstanding:
Basic	47,644	48,004	47,743	48,294
Diluted	48,066	48,386	48,196	48,640

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Net income	$52,263	$50,890	$139,380	$141,759
Other comprehensive income (loss):
Foreign currency translation adjustments	38,161	(6,537)	16,902	(12,310)

Cash flow hedges:
Net (loss) gain recognized in other comprehensive income (loss)	(423)	447	(826)	1,236
Reclassification adjustment for losses (gains) included in net income	210	(173)	209	(1,712)
	(213)	274	(617)	(476)

Pension and other post-retirement benefits actuarial gain amortization	(152)	(152)	(454)	(454)

Other comprehensive income (loss), before tax	37,796	(6,415)	15,831	(13,240)
Income tax benefit (expense) related to items of other comprehensive income (loss)	297	(51)	57	(106)
Other comprehensive income (loss), net of tax	38,093	(6,466)	15,888	(13,346)
Comprehensive income	$90,356	$44,424	$155,268	$128,413

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended April 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2025	$548	$356,531	$1,238,275	$(343,059)	$(131,827)	$1,120,468
Net income	—	—	52,263	—	—	52,263
Other comprehensive income, net of tax	—	—	—	—	38,093	38,093
Issuance of shares of Class A Common Stock under stock plan	—	(755)	—	415	—	(340)
Stock-based compensation expense	—	1,769	—	—	—	1,769
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(33,330)	—	(33,330)
Cash dividends on Common Stock:
Class A — $0.2400 per share	—	—	(10,521)	—	—	(10,521)
Class B — $0.2400 per share	—	—	(849)	—	—	(849)
Balances at April 30, 2025	$548	$357,545	$1,279,168	$(375,974)	$(93,734)	$1,167,553

	Nine months ended April 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2024	$548	$353,654	$1,174,025	$(351,947)	$(109,622)	$1,066,658
Net income	—	—	139,380	—	—	139,380
Other comprehensive income, net of tax	—	—	—	—	15,888	15,888
Issuance of shares of Class A Common Stock under stock plan	—	(6,061)	—	9,303	—	3,242
Tax benefit and withholdings from deferred compensation distributions	—	190	—	—	—	190
Stock-based compensation expense	—	9,762	—	—	—	9,762
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(33,330)	—	(33,330)
Cash dividends on Common Stock:
Class A — $0.7200 per share	—	—	(31,749)	—	—	(31,749)
Class B — $0.7034 per share	—	—	(2,488)	—	—	(2,488)
Balances at April 30, 2025	$548	$357,545	$1,279,168	$(375,974)	$(93,734)	$1,167,553

	Three months ended April 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2024	$548	$353,794	$1,090,045	$(305,714)	$(99,941)	$1,038,732
Net income	—	—	50,890	—	—	50,890
Other comprehensive loss, net of tax	—	—	—	—	(6,466)	(6,466)
Issuance of shares of Class A Common Stock under stock plan	—	(521)	—	436	—	(85)
Stock-based compensation expense	—	1,159	—	—	—	1,159
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(50,932)	—	(50,932)
Cash dividends on Common Stock:
Class A — $0.2350 per share	—	—	(10,364)	—	—	(10,364)
Class B — $0.2350 per share	—	—	(832)	—	—	(832)
Balances at April 30, 2024	$548	$354,432	$1,129,739	$(356,210)	$(106,407)	$1,022,102

	Nine months ended April 30, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)	$990,919
Net income	—	—	141,759	—	—	141,759
Other comprehensive loss, net of tax	—	—	—	—	(13,346)	(13,346)
Issuance of shares of Class A Common Stock under stock plan	—	(3,910)	—	6,829	—	2,919
Tax benefit and withholdings from deferred compensation distributions	—	149	—	—	—	149
Stock-based compensation expense	—	6,422	—	—	—	6,422
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(72,830)	—	(72,830)
Cash dividends on Common Stock:
Class A — $0.7050 per share	—	—	(31,454)	—	—	(31,454)
Class B — $0.6884 per share	—	—	(2,436)	—	—	(2,436)
Balances at April 30, 2024	$548	$354,432	$1,129,739	$(356,210)	$(106,407)	$1,022,102

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2025	2024
Operating activities:
Net income	$139,380	$141,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,279	22,406
Stock-based compensation expense	9,762	6,422
Deferred income taxes	(6,038)	(6,902)
Other	(181)	1,358
Changes in operating assets and liabilities:
Accounts receivable	(6,869)	(15,915)
Inventories	(8,209)	20,861
Prepaid expenses and other assets	(3,754)	(1,849)
Accounts payable and accrued liabilities	(26,415)	7,347
Income taxes	(5,081)	(4,393)
Net cash provided by operating activities	122,874	171,094

Investing activities:
Purchases of property, plant and equipment	(18,685)	(69,157)
Acquisition of businesses, net of cash acquired	(147,248)	—
Other	854	(1,174)
Net cash used in investing activities	(165,079)	(70,331)

Financing activities:
Payment of dividends	(34,237)	(33,890)
Proceeds from exercise of stock options	5,759	5,583
Payments for employee taxes withheld from stock-based awards	(2,518)	(2,664)
Purchase of treasury stock	(33,155)	(72,225)
Proceeds from borrowing on credit agreement	206,249	111,790
Repayment of borrowing on credit agreement	(194,365)	(97,732)
Other	190	149
Net cash used in financing activities	(52,077)	(88,989)

Effect of exchange rate changes on cash and cash equivalents	(3,682)	(2,848)

Net (decrease) increase in cash and cash equivalents	(97,964)	8,926
Cash and cash equivalents, beginning of period	250,118	151,532

Cash and cash equivalents, end of period	$152,154	$160,458

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2025
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company,” “Brady,” “we,” or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2025 and July 31, 2024, its results of operations and comprehensive income for the three and nine months ended April 30, 2025 and 2024, and cash flows for the nine months ended April 30, 2025 and 2024. The condensed consolidated balance sheet as of July 31, 2024 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

NOTE C — Additional Balance Sheet Information
Inventories
Inventories consisted of the following as of April 30, 2025 and July 31, 2024:

	April 30, 2025	July 31, 2024
Finished products	$104,559	$89,430
Work-in-process	29,332	24,601
Raw materials and supplies	56,100	38,698
Total inventories	$189,991	$152,729
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $309,349 and $304,199 as of April 30, 2025 and July 31, 2024, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of April 30, 2025 and July 31, 2024 consisted of the following:

	April 30, 2025				July 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	2	$911	$(342)	$569	3	$600	$(600)	$—
Customer relationships	8	126,148	(34,778)	91,370	9	64,430	(23,279)	41,151
Technology	5	21,500	(9,411)	12,089	5	9,300	(6,182)	3,118
Unamortized other intangible assets:
Tradenames	N/A	7,657	—	7,657	N/A	7,570	—	7,570
Total		$156,216	$(44,531)	$111,685		$81,900	$(30,061)	$51,839
The change in the gross carrying amount of other intangible assets as of April 30, 2025 compared to July 31, 2024 was primarily due to the acquisitions of Gravotech Holding (“Gravotech”), American Barcode and RFID Incorporated (“AB&R”), and the Microfluidic Solutions business unit of Funai Electric Co., Ltd. (“Microfluidic Solutions”) completed during the nine months ended April 30, 2025 and to a lesser extent, the effect of currency fluctuations. Refer to Note N, “Acquisitions,” for additional information on intangible assets acquired.
Amortization expense on intangible assets was $4,754 and $2,365 for the three months ended April 30, 2025 and 2024, respectively, and $14,138 and $7,084 for the nine months ended April 30, 2025 and 2024, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of April 30, 2025, the Company did not have any finance leases.
Operating lease expense was $4,714 and $3,688 for the three months ended April 30, 2025 and 2024, respectively, and $13,988 and $11,557 for the nine months ended April 30, 2025 and 2024, respectively, which was recognized in either “Cost of goods sold” or “Selling, general and administrative” expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income were immaterial to the condensed consolidated statements of income for the three and nine months ended April 30, 2025 and 2024.

Supplemental cash flow information related to the Company's operating leases for the nine months ended April 30, 2025 and 2024 was as follows:

	Nine months ended April 30,
	2025	2024
Operating cash outflows from operating leases	$13,780	$12,441
Operating lease assets obtained in exchange for new operating lease liabilities (1)	30,964	8,903
(1) Includes new leases and remeasurements or modifications of existing leases.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive income (loss) consists of foreign currency translation adjustments, which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2025:

	Unrealized loss on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2024	$(149)	$462	$(109,935)	$(109,622)
Other comprehensive (loss) income before reclassification	(716)	—	16,902	16,186
Amounts reclassified from accumulated other comprehensive loss	156	(454)	—	(298)
Ending balance, April 30, 2025	$(709)	$8	$(93,033)	$(93,734)
The decrease in accumulated other comprehensive loss as of April 30, 2025 compared to July 31, 2024 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the nine-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended April 30, 2024 were as follows:

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
Of the amounts reclassified from accumulated other comprehensive loss during the nine months ended April 30, 2025 and 2024, unrealized (losses) gains on cash flow hedges were reclassified to “Cost of goods sold” and unamortized gains on post-retirement plans were reclassified into “Investment and other (expense) income” on the condensed consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive income (loss) for the three and nine months ended April 30, 2025 and 2024:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Income tax benefit (expense) related to items of other comprehensive loss:
Cash flow hedges	$297	$(51)	$57	$(106)

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
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,986 and $2,947 as of April 30, 2025 and July 31, 2024, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities,” respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $343 and $325 during the three months ended April 30, 2025 and 2024, respectively, and $1,021 and $960 during the nine months ended April 30, 2025 and 2024, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at April 30, 2025, the Company expects to recognize 12% by the end of fiscal 2025, an additional 38% by the end of fiscal 2026, and the remaining balance thereafter.

NOTE H — Segment Information
The Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments.
The following is a summary of net sales by segment and geographic region for the three and nine months ended April 30, 2025 and 2024:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Net sales:
Americas & Asia
Americas	$219,913	$200,602	$636,493	$582,864
Asia	33,739	24,164	96,433	75,171
Total	$253,652	$224,766	$732,926	$658,035
Europe & Australia
Europe	$115,715	$104,925	$342,345	$299,629
Australia	13,223	13,693	41,059	40,327
Total	$128,938	$118,618	$383,404	$339,956

Total Company	$382,590	$343,384	$1,116,330	$997,991
The following is a summary of segment profit for the three and nine months ended April 30, 2025 and 2024:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Segment profit:
Americas & Asia	$57,164	$49,697	$158,148	$143,489
Europe & Australia	17,478	19,537	41,872	51,335
Total profit from reportable segments	$74,642	$69,234	$200,020	$194,824

Total profit from reportable segments is a measure of operating income that excludes administrative costs related to corporate functions that are otherwise included in the Company's operating income. The following is a reconciliation of total profit from reportable segments to income before income taxes for the three and nine months ended April 30, 2025 and 2024:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Total profit from reportable segments	$74,642	$69,234	$200,020	$194,824
Unallocated amounts:
Administrative costs	(7,452)	(5,691)	(22,674)	(17,625)
Investment and other (expense) income	(509)	1,596	2,850	4,718
Interest expense	(936)	(728)	(3,604)	(2,284)
Income before income taxes	$65,745	$64,411	$176,592	$179,633

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$52,263	$50,890	$139,380	$141,759
Less:
Preferential dividends	—	—	(736)	(748)
Preferential dividends on dilutive stock options	—	—	(8)	(5)
Numerator for basic and diluted income per Class B Voting Common Share	$52,263	$50,890	$138,636	$141,006
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	47,644	48,004	47,743	48,294
Plus: Effect of dilutive equity awards	422	382	453	346
Denominator for diluted income per share for both Class A and Class B	48,066	48,386	48,196	48,640
Net income per Class A Nonvoting Common Share:
Basic	$1.10	$1.06	$2.92	$2.94
Diluted	$1.09	$1.05	$2.89	$2.91
Net income per Class B Voting Common Share:
Basic	$1.10	$1.06	$2.90	$2.92
Diluted	$1.09	$1.05	$2.88	$2.90
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. There were no anti-dilutive shares for the three months ended April 30, 2025. The amount of anti-dilutive shares were 47,409 for the three months ended April 30, 2024, and 5,759 and 136,919 for the nine months ended April 30, 2025 and 2024, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2025 and July 31, 2024:

	April 30, 2025	July 31, 2024	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$18,485	$20,029	Level 1
Foreign exchange contracts	50	137	Level 2
Liabilities:
Foreign exchange contracts	407	730	Level 2
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	April 30, 2025	July 31, 2024
Designated as cash flow hedges	$14,844	$59,207
Non-designated hedges	4,352	4,459
Total foreign exchange contracts	$19,196	$63,666

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. As of April 30, 2025 and July 31, 2024, unrealized losses of $742 and $124 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of April 30, 2025 and July 31, 2024, the cumulative balances recognized in accumulated other comprehensive income were losses of $2,850 and $1,237, respectively, on any outstanding foreign currency denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
(Losses) gains recognized in OCI:
Forward exchange contracts (cash flow hedges)	$(423)	$447	$(826)	$1,236
Foreign currency denominated debt (net investment hedges)	(2,883)	408	(1,613)	947
(Losses) gains reclassified from OCI into cost of goods sold
Forward exchange contracts (cash flow hedges)	(210)	173	(209)	1,712
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	April 30, 2025			July 31, 2024
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$50	$406	$—	$137	$726	$—
Foreign currency denominated debt (net investment hedges)	—	—	34,633	—	—	34,060
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	1	—	—	4	—
Total derivative instruments	$50	$407	$34,633	$137	$730	$34,060

NOTE L — Income Taxes
The income tax rate for the three months ended April 30, 2025 and 2024 was 20.5% and 21.0%, respectively. The income tax rate for both of the nine months ended April 30, 2025 and 2024 was 21.1%.

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

NOTE N — Acquisitions
On August 1, 2024, the Company acquired all of the outstanding shares of Gravotech. Headquartered in Lyon, France, Gravotech is a leader in the design, manufacture and distribution of innovative solutions for specialized engraving, marking and cutting, offering laser, mechanical engraving, scribing and dot peen capabilities across multiple industries. The acquisition of Gravotech expands the Company’s identification product offerings and research and development capabilities to include specialized direct part marking and engraving expertise. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. Net sales and net loss attributable to Gravotech from the acquisition date through April 30, 2025 were $85,528 and $10,439, respectively. The net loss attributable to Gravotech is due to a non-recurring increase in cost of goods sold related to the fair value adjustment to inventory upon acquisition and amortization expense for intangible assets.
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

The following table presents the unaudited pro forma operating results of the Company for the three and nine months ended April 30, 2025 and 2024, reflecting the acquisition of Gravotech as if it had occurred at the beginning of fiscal year 2024. The unaudited pro forma operating results for the three and nine months ended April 30, 2025 do not contain any adjustments to the accompanying condensed consolidated financial statements. The unaudited pro forma operating results for the three and nine months ended April 30, 2024 include Gravotech’s normal operating results and pro forma adjustments to include cumulative expenses, net of tax, for the non-recurring fair value adjustment to inventory, amortization expense for acquired intangible assets and interest expense on acquisition-related debt. The unaudited pro forma operating results are presented for comparative purposes only and do not necessarily reflect future operating results or those that would have occurred had the acquisition been completed at the beginning of fiscal year 2024.

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Net sales, pro forma	$382,590	$371,732	$1,116,330	$1,085,253
Net income, pro forma	52,263	48,339	139,380	135,257
On October 1, 2024, the Company acquired all of the outstanding shares of AB&R for $14,827, net of cash acquired. Based in Phoenix, Arizona, AB&R provides integrated solutions for asset tracking, inventory management, and workflow optimization using advanced identification and tracking technologies, including barcoding, radio frequency identification (“RFID”) and Internet of Things (“IoT”)-based systems. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. The Company recorded its preliminary purchase price allocation during the first quarter of fiscal year 2025, based on its estimates of the fair value of the acquired assets and assumed liabilities at that time. The preliminary purchase price allocation included goodwill of $10,079, intangible assets of $4,600, and net tangible assets of $148. The goodwill for this acquisition is assigned to the Americas & Asia segment and is deductible for tax purposes. The final purchase price allocation is subject to post-closing adjustments and the finalization of certain intangible asset valuations and deferred tax adjustments, as well as potential contingent consideration subject to AB&R’s achievement of certain post-acquisition financial targets pursuant to the terms of the membership interest purchase agreement. Acquisition-related expenses of $305 were recognized in selling, general and administrative (“SG&A”) expenses during the nine months ended April 30, 2025. The accompanying condensed consolidated financial statements include the results of AB&R from the date of acquisition through April 30, 2025. Pro forma and other financial information are not presented for the AB&R acquisition because its impact on the Company's results of operation and financial position is immaterial.
On April 1, 2025, the Company acquired certain assets and liabilities representing the Microfluidic Solutions business unit of Funai Electric Co., Ltd., for $11,648. Headquartered in Lexington, Kentucky, with a manufacturing facility in Cebu, Philippines, Microfluidic Solutions specializes in the research, development and manufacturing of advanced inkjet microfluidic technologies. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. The Company recorded its preliminary purchase price allocation during the third quarter of fiscal year 2025, based on its estimates of the fair value of the acquired assets and assumed liabilities at that time. The preliminary purchase price allocation included property, plant and equipment of $12,090, inventories of $3,028, other intangible assets of $1,544, accounts payable of $1,111, and other liabilities of $3,903. The final purchase price allocation is subject to post-closing adjustments and the finalization of certain tangible asset valuations, intangible asset valuations and deferred tax adjustments. The accompanying condensed consolidated financial statements include the results of Microfluidic Solutions from the date of acquisition through April 30, 2025. Pro forma and other financial information are not presented for the Microfluidic Solutions acquisition because its impact on the Company's results of operation and financial position is immaterial.

NOTE O — Subsequent Events
On May 15, 2025, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.24 per share payable on July 31, 2025, to shareholders of record at the close of business on July 10, 2025.

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

In recent months, the U.S. government introduced incremental import tariffs on goods imported into the U.S. from numerous countries, triggering reciprocal tariffs and other actions from many trading partners on goods exported from the U.S. Trade policies of the U.S. and other countries, including China, are complex and rapidly evolving. Our strategy of manufacturing products near the point of sale reduces our overall exposure to tariffs, though certain sourced inputs and manufactured items remain subject to incremental tariffs. Our business has incurred, and expects to continue to incur, additional costs as it relates to these incremental tariffs for the remainder of fiscal 2025 and the foreseeable future. The Company has taken and will continue to take action to mitigate inflationary pressures caused by the incremental tariffs through a combination of targeted price increases and surcharges, strategic sourcing adjustments, product portfolio optimization, as well as our ongoing efforts to drive sustainable efficiency gains in our operations and administrative structures.
Notwithstanding the fluid situation relating to tariffs, we believe our financial strength positions us well to continue investing in acquisitions and organic growth opportunities, such as expanded sales channels, marketing programs, and research and development (“R&D”). We remain focused on driving sustainable efficiency gains and automation across our operations and selling, general and administrative (“SG&A”) functions, while also returning capital to our shareholders through dividends and share repurchases. At April 30, 2025, we had cash of $152.2 million, as well as a credit agreement with $195.2 million available for future borrowing, which can be increased to $1,085.2 million at the Company's option and subject to certain conditions, for total available liquidity of $1,237.4 million.
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

Results of Operations
The comparability of the operating results for the three and nine months ended April 30, 2025 compared to the same periods in the prior year have been impacted by the acquisitions of Gravotech on August 1, 2024, AB&R on October 1, 2024 and Microfluidic Solutions on April 1, 2025. The operating results of Gravotech, AB&R and Microfluidic Solutions have been included since their acquisition dates. Gravotech has been included in both reportable segments, and AB&R and Microfluidic Solutions have been included in the Americas & Asia reportable segment. The comparability of the year-to-date operating results of the Americas & Asia segment has also been impacted by the divestiture of a non-core business in October 2023.
A comparison of results of operating income for the three and nine months ended April 30, 2025 and 2024, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2025	% Sales	2024	% Sales	2025	% Sales	2024	% Sales
Net sales	$382,590		$343,384		$1,116,330		$997,991
Gross margin	195,059	51.0%	177,027	51.6%	560,591	50.2%	510,829	51.2%
Operating expenses:
Research and development	19,191	5.0%	17,681	5.1%	56,835	5.1%	50,215	5.0%
Selling, general and administrative	108,678	28.4%	95,803	27.9%	326,410	29.2%	283,415	28.4%
Total operating expenses	127,869	33.4%	113,484	33.0%	383,245	34.3%	333,630	33.4%
Operating income	$67,190	17.6%	$63,543	18.5%	$177,346	15.9%	$177,199	17.8%
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
Net sales for the three months ended April 30, 2025 increased 11.4% to $382.6 million compared to $343.4 million in the same period in the prior year. The increase consisted of organic sales growth of 1.6% and sales growth from acquisitions of 10.5%, which was partially offset by a decrease from foreign currency translation of 0.7%. Organic sales growth of 5.4% in the Americas & Asia segment was partially offset by an organic sales decline of 5.4% in the Europe & Australia segment during the three months ended April 30, 2025 compared to the same period in the prior year.

Net sales for the nine months ended April 30, 2025 increased 11.9% to $1,116.3 million compared to $998.0 million in the same period in the prior year. The increase consisted of organic sales growth of 2.6% and sales growth from acquisitions of 10.2%, partially offset by a decrease from foreign currency translation of 0.5% and a decrease of 0.4% due to a divestiture. Organic sales grew 5.0% in the Americas & Asia segment, while organic sales declined 1.9% in the Europe & Australia segment during the nine months ended April 30, 2025 compared to the same period in the prior year.
Gross margin increased 10.2% to $195.1 million in the three months ended April 30, 2025 compared to $177.0 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 51.0% from 51.6% in the three-month period. Gross margin increased 9.7% to $560.6 million in the nine months ended April 30, 2025 compared to $510.8 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 50.2% from 51.2% in the nine-month period. The decrease in gross margin as a percentage of net sales during the three-month period was primarily due to the impact of incremental tariffs, primarily on goods imported to the U.S. from China, and $1.1 million of facility closure and other reorganization costs, which were partially offset by organic sales growth in higher gross margin product lines. The decrease in gross margin as a percentage of net sales during the nine months ended April 30, 2025 was primarily due to a non-recurring increase in cost of goods sold of $4.1 million related to the fair value adjustment to inventory from acquisitions, facility closure and other reorganization costs of $3.0 million, as well as the impact of incremental tariffs, which were partially offset by organic sales growth in higher gross margin product lines.
R&D expenses increased 8.5% to $19.2 million in the three months ended April 30, 2025 compared to $17.7 million in the same period in the prior year. As a percentage of net sales, R&D expenses decreased to 5.0% in the three-month period compared to 5.1% in the same period in the prior year. R&D expenses increased 13.2% to $56.8 million in the nine months ended April 30, 2025 compared to $50.2 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.1% from 5.0% in the nine-month period. The increase in R&D spending was primarily due to the acquisition of Gravotech, and, to a lesser extent, an increase in R&D headcount within the Company's organic business. The Company remains committed to investing in new product development to drive long-term organic sales growth. Investments in new printing systems, materials and new product development within recent acquisitions are the primary focus of R&D expenditures in fiscal 2025.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 13.4% to $108.7 million in the three months ended April 30, 2025 compared to $95.8 million in the same period in the prior year. As a percentage of sales, SG&A expenses increased to 28.4% from 27.9% in the three-month period. SG&A expenses increased 15.2% to $326.4 million for the nine months ended April 30, 2025 compared to $283.4 million in the same period in the prior year. As a percentage of net sales, SG&A expenses increased to 29.2% from 28.4% in the nine-month period. The increase in SG&A expenses during the three and nine months ended April 30, 2025 was primarily due to increased headcount and other selling-related costs from acquisitions, including incremental amortization expense from the acquired intangible assets. Amortization expense increased $2.4 million and $7.1 million during the three and nine months ended April 30, 2025 compared to the same periods in the prior year. SG&A expenses during the three and nine months ended April 30, 2025 also include facility closure and other reorganization costs of $2.8 million and $6.6 million, respectively. SG&A expenses during the nine months ended April 30, 2025 also include non-recurring acquisition-related costs and other expenses of $1.0 million.
Operating income increased 5.7% to $67.2 million and increased 0.1% to $177.3 million in the three and nine months ended April 30, 2025, respectively, compared to $63.5 million and $177.2 million in the same periods in the prior year. The increase in operating income in both the three and nine-month periods was primarily due to organic sales growth in higher gross margin product lines, which was partially offset by non-recurring acquisition-related costs and incremental amortization expense related to acquired businesses, as well as facility closure and other reorganization costs.

OPERATING INCOME TO NET INCOME

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2025	% Sales	2024	% Sales	2025	% Sales	2024	% Sales
Operating income	$67,190	17.6%	$63,543	18.5%	$177,346	15.9%	$177,199	17.8%
Other (expense) income:
Investment and other (expense) income	(509)	(0.1)%	1,596	0.5%	2,850	0.3%	4,718	0.5%
Interest expense	(936)	(0.2)%	(728)	(0.2)%	(3,604)	(0.3)%	(2,284)	(0.2)%
Income before income taxes	65,745	17.2%	64,411	18.8%	176,592	15.8%	179,633	18.0%
Income tax expense	13,482	3.5%	13,521	3.9%	37,212	3.3%	37,874	3.8%
Net income	$52,263	13.7%	$50,890	14.8%	$139,380	12.5%	$141,759	14.2%
Investment and other (expense) income was a net expense of $0.5 million in the three months ended April 30, 2025 compared to net investment income of $1.6 million in the same period in the prior year. Investment and other (expense) income decreased to $2.9 million of net investment income in the nine months ended April 30, 2025 compared to $4.7 million in the same period in the prior year. The change in investment and other (expense) income during both the three and nine-month periods was primarily due to the change in market value of securities held in deferred compensation plans.
Interest expense increased to $0.9 million and $3.6 million for the three and nine months ended April 30, 2025, respectively, compared to $0.7 million and $2.3 million in the same periods in the prior year. The increase in interest expense was primarily due to an increase in outstanding borrowings on the Company's credit agreement to fund acquisitions, which was partially offset by a decrease in the weighted average interest rate compared to the same periods in the prior year.
The Company's income tax rate was 20.5% and 21.0% for the three months ended April 30, 2025 and 2024, respectively, and the income tax rate was 21.1% for both of the nine-month periods ended April 30, 2025 and 2024. The Company expects its ongoing annual income tax rate to be approximately 21% based on its current global business mix and based on tax laws and statutory rates currently in effect.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and nine months ended April 30, 2025 and 2024:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
SALES GROWTH INFORMATION
Americas & Asia
Organic	5.4%	4.5%	5.0%	3.0%
Acquisitions	8.6%	—%	7.9%	—%
Currency	(1.1)%	(0.1)%	(1.0)%	—%
Divestiture	—%	(3.5)%	(0.5)%	(3.5)%
Total	12.9%	0.9%	11.4%	(0.5)%
Europe & Australia
Organic	(5.4)%	4.4%	(1.9)%	2.8%
Acquisitions	14.2%	—%	14.2%	—%
Currency	(0.1)%	(0.6)%	(0.1)%	1.9%
Total	8.7%	3.8%	12.8%	4.7%
Total Company
Organic	1.6%	4.5%	2.6%	3.0%
Acquisitions	10.5%	—%	10.2%	—%
Currency	(0.7)%	(0.3)%	(0.5)%	0.6%
Divestiture	—%	(2.3)%	(0.4)%	(2.4)%
Total	11.4%	1.9%	11.9%	1.2%
SEGMENT PROFIT
Americas & Asia	$57,164	$49,697	$158,148	$143,489
Europe & Australia	17,478	19,537	41,872	51,335
Total	$74,642	$69,234	$200,020	$194,824
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	22.5%	22.1%	21.6%	21.8%
Europe & Australia	13.6%	16.5%	10.9%	15.1%
Total	19.5%	20.2%	17.9%	19.5%
Americas & Asia
Americas & Asia net sales increased 12.9% to $253.7 million in the three months ended April 30, 2025 compared to $224.8 million in the same period in the prior year, which consisted of organic sales growth of 5.4% and sales growth from acquisitions of 8.6%, which were partially offset by a decrease from foreign currency translation of 1.1%. Americas & Asia net sales increased 11.4% to $732.9 million in the nine months ended April 30, 2025 compared to $658.0 million in the same period in the prior year, which consisted of organic sales growth of 5.0% and sales growth from acquisitions of 7.9%, which were partially offset by a decrease from foreign currency translation of 1.0% and a decrease due to a divestiture of 0.5%.
Organic sales in the Americas increased in the low-single digits in both the three and nine months ended April 30, 2025 compared to the same periods in the prior year. Organic sales growth in both the three and nine-month periods was driven by growth in the wire identification, safety and facility identification and product identification product lines. Organic sales growth was partially offset by an organic sales decline in the people identification product line in the three months ended April 30, 2025, and an organic sales decline in the healthcare identification product line in the nine months ended April 30, 2025.
Organic sales in Asia increased approximately 23% in the three months ended April 30, 2025, and increased approximately 13% in the nine months ended April 30, 2025 compared to the same periods in the prior year. The organic sales increase in the three-month period was realized throughout Asia, which included a return to organic sales growth in China. Organic sales growth in the nine-month period resulted from growth throughout Asia, partially offset by flat organic sales in China. Organic sales in both the three and nine-month periods were driven by growth in all major product lines, with particularly strong growth in the product identification and safety and facility identification product lines.
Americas & Asia segment profit increased 15.0% to $57.2 million in the three months ended April 30, 2025 compared to $49.7 million in the same period in the prior year. Segment profit increased 10.2% to $158.1 million in the nine months ended April 30, 2025 compared to $143.5 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 22.5% from 22.1% in the three-month period and segment profit decreased to 21.6% from 21.8% in the nine-month period ended April 30, 2025 compared to the same periods in the prior year. The decrease in segment profit as a percentage of sales was primarily due to costs associated with the closure of two facilities, incremental amortization from acquired businesses and purchase accounting adjustments during the nine-month period, which was partially offset by increased profit from organic sales growth.
Europe & Australia
Europe & Australia net sales increased 8.7% to $128.9 million in the three months ended April 30, 2025 compared to $118.6 million in the same period in the prior year, which consisted of sales growth from acquisitions of 14.2% that was partially offset by an organic sales decline of 5.4% and a decrease from foreign currency translation of 0.1%. Europe & Australia net sales increased 12.8% to $383.4 million in the nine months ended April 30, 2025 compared to $340.0 million in the same period in the prior year, which consisted of sales growth from acquisitions of 14.8%, which was partially offset by an organic sales decline of 1.9% and a decrease from foreign currency translation of 0.1%.
Organic sales in Europe declined in the mid-single digits in the three months ended April 30, 2025 and declined in the low-single digits in the nine months ended April 30, 2025 compared to the same periods in the prior year. Organic sales growth in the wire identification product line was more than offset by an organic sales decline in the product identification, safety and facility identification and people identification product lines during both the three and nine-month periods.
Organic sales in Australia declined in the mid-single digits in both the three and nine months ended April 30, 2025 compared to the same periods in the prior year. The organic sales decline was primarily driven by a decrease in volume in the safety and facility and wire identification product lines.
Europe & Australia segment profit decreased 10.5% to $17.5 million in the three months ended April 30, 2025 compared to $19.5 million in the same period in the prior year. Segment profit decreased 18.4% to $41.9 million in the nine months ended April 30, 2025 compared to $51.3 million in the same period in the prior year. As a percentage of net sales, segment profit decreased to 13.6% from 16.5% for the three-month period and segment profit decreased to 10.9% from 15.1% for the nine-month period ended April 30, 2025, compared to the same periods in the prior year. The decrease in segment profit and segment profit as a percentage of sales was primarily due to incremental amortization from acquired businesses, purchase accounting adjustments and reorganization costs in order to streamline our operating structure.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2025, 95% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $152.2 million at April 30, 2025, a decrease of $98.0 million from July 31, 2024. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2025	2024
Net cash flow provided by (used in):
Operating activities	$122,874	$171,094
Investing activities	(165,079)	(70,331)
Financing activities	(52,077)	(88,989)
Effect of exchange rate changes on cash	(3,682)	(2,848)
Net (decrease) increase in cash and cash equivalents	$(97,964)	$8,926
Net cash provided by operating activities was $122.9 million in the nine months ended April 30, 2025, compared to $171.1 million in the same period of the prior year. The decrease in cash provided by operating activities was primarily due to changes in working capital. Increased cash outflows related to inventory were primarily due to new product launches and the timing of facility moves during the nine months ended April 30, 2025. Additionally, higher cash outflows related to accounts payable in the current year were primarily driven by normalization of outstanding payables from acquired businesses.

Net cash used in investing activities was $165.1 million in the nine months ended April 30, 2025, which primarily consisted of the acquisition of businesses of $147.2 million and capital expenditures of $18.7 million. Net cash used in investing activities was $70.3 million in the nine months ended April 30, 2024, which primarily consisted of capital expenditures including the purchase of a previously leased facility in Mexico and facility construction costs in Belgium.
Net cash used in financing activities was $52.1 million in the nine months ended April 30, 2025 compared to $89.0 million in the same period in the prior year. The decrease in cash used in financing activities was primarily due to a decline in share repurchases compared to the same period in the prior year.
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
As of April 30, 2025, the outstanding balance on the Company's credit agreement was $102.8 million. The maximum amount outstanding on the credit agreement during the nine months ended April 30, 2025 was $144.8 million. As of April 30, 2025, the U.S. dollar-denominated borrowings of $42.0 million bear interest at 5.3%; the Euro-denominated borrowings of €44.0 million bear interest at 3.2%; and the British Pound-denominated borrowings of £8.0 million bear interest at 5.3%. The Company had letters of credit outstanding under the credit agreement of $2.0 million as of April 30, 2025, and there was $195.2 million available for future borrowing, which can be increased to $1,085.2 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company's credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2025, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 71.5 to 1.0.
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

The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Increased cost of materials, labor, material shortages and supply chain disruptions, including as a result of tariffs or other impacts of the global trade environment
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute the Company's strategy
•Ability to develop technologically advanced products that meet customer demands
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Difficulties in protecting websites, networks, and systems against security breaches and difficulties in preventing phishing attacks, social engineering or malicious break-ins
•Risks associated with the loss of key employees
•Global climate change and environmental regulations
•Litigation, including product liability claims
•Foreign currency fluctuations
•Changes in tax legislation and tax rates
•Potential write-offs of goodwill and other intangible assets
•Differing interests of voting and non-voting shareholders and changes in the regulatory and business environment around dual-class voting structures
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2024.
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
On September 4, 2024, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock, which expanded upon the Company's prior authorization for a total authorized amount of $137.8 million. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. As of April 30, 2025, there was $104.6 million worth of repurchase authority remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended April 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands)
February 1, 2025 - February 28, 2025	45,148	$72.31	45,148	$134,524
March 1, 2025 - March 31, 2025	264,170	70.59	264,170	115,877
April 1, 2025 - April 30, 2025	166,760	67.43	166,760	104,633
Total	476,078	$69.64	476,078	$104,633

ITEM 5. OTHER INFORMATION
During the three months ended April 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is identified in Item 408(a) of Regulation S-K.

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

BRADY CORPORATION

Date: May 16, 2025	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2025	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)