Form 10-K
period 2025-07-31
BRADY CORP
filed 2025-09-04
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2025, was approximately $3,172,801,733 based on the closing sale price of $74.49 per share on that date as reported for the New York Stock Exchange. As of September 2, 2025, there were 43,555,822 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

PART I

Forward-Looking Statements
In this Annual Report on Form 10-K for Brady Corporation (“Brady,” “Company,” “we,” “us,” or “our”), statements that are not reported financial results or other historic information are “forward-looking statements.” These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, income, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations.
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Increased cost of materials, labor, material shortages and supply chain disruptions, including as a result of tariffs or other impacts of the global trade environment
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute the Company's strategy
•Ability to develop technologically advanced products that meet customer demands
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Difficulties in protecting websites, networks, and systems against security breaches and difficulties in preventing phishing attacks, social engineering or malicious break-ins
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Risks associated with the loss of key employees
•Litigation, including product liability claims
•Global climate change and environmental regulations
•Foreign currency fluctuations
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
The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. The Americas & Asia segment is comprised of our operations in North America, South America and Asia, while the Europe & Australia segment is comprised of our operations in Europe, the Middle East, Africa and Australia. This regional operating structure provides a framework to align local execution with global scale and supports consistent integration of acquired businesses.
The Company’s primary objective is to build upon its market position and increase shareholder value by enabling a highly competent and experienced organization to focus on the following key competencies:

•Innovative products — Technologically-advanced, proprietary products that drive revenue growth and sustain gross profit margins through continuous research and development (“R&D”) investment and close collaboration with customers on application-specific needs
•Customer experience — Understanding customer needs and providing a high level of service through dedicated account support, localized technical expertise, and integrated tools that enhance responsiveness and ease of doing business
•Global leadership position in niche markets — Leveraging strong distribution networks, application knowledge, and long-standing relationships to maintain leadership in specialized identification and safety markets, while expanding scale and reach through targeted investments and acquisitions
•Digital capabilities — Enhancing transactional websites, product content, and customer portals to provide easy-to-find solutions and seamless transactions, supported by digital tools that improve execution and reach
•Compliance expertise — Leveraging regulatory knowledge to provide innovative solutions that support customer compliance, enabling confidence and growth in regulated industries
•Operational excellence — Driving productivity through lean manufacturing, automation, and supply chain optimization, while expanding customization capabilities to deliver tailored solutions efficiently and at scale
The Company's strategy is to apply these core competencies to drive long-term growth, improve profitability, and strengthen its competitive position. Key initiatives in fiscal 2025 included:
•Investing in organic growth by enhancing our R&D process and utilizing customer feedback and observations to develop innovative new products that solve customer needs and improve environmental sustainability.
•Delivering a high-quality customer experience by aligning with customers' preferred communications channels and leveraging technology to strengthen engagement.
•Expanding and enhancing sales capabilities through an improved digital presence and the use of data-driven marketing automation tools.
•Maintaining profitability through pricing mechanisms to mitigate the impacts of ongoing supply chain disruptions and inflationary pressures while ensuring prices remain competitive.
•Integrating recent acquisitions to enhance our strategic position and accelerate long-term sales growth.
•Advancing operational excellence by executing sustainable efficiency gains within our selling, general and administrative structures and within our global operations, including cost reduction initiatives, insourcing of critical products and manufacturing activities, and reducing the Company's environmental footprint.
•Continuing to build a high-performance culture, which rewards execution, fosters inclusion, and strengthens employee engagement, recruitment, and retention.
During the year ended July 31, 2025, Brady completed the acquisitions of three companies: Gravotech Holding (“Gravotech”), American Barcode and RFID Incorporated (“AB&R”), and the Microfluidic Solutions business unit of Funai Electric Co., Ltd. (“Microfluidic Solutions”). The acquired companies strengthen Brady's position in faster-growing markets, enabling us to accelerate growth while expanding our product offerings and research and development capabilities.
Narrative Description of Business
Overview
The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. Below is a summary of sales by reportable segment during the years ended July 31:

	2025	2024	2023
Americas & Asia	65.7%	66.1%	66.7%
Europe & Australia	34.3%	33.9%	33.3%
Total	100.0%	100.0%	100.0%
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
•Product identification, which includes materials, printing systems, radio frequency identification (“RFID”) and barcode scanners for product identification, direct part marking, engraving equipment, brand protection labeling, work in process labeling, finished product identification, asset tracking labels, asset tags and industrial track and trace applications.
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
The Company markets its products under a variety of brand names:
•Brady: product identification labels, wire identification products, printers, software, safety and facility identification products, lock-out/tag-out products, brand protection labels, people identification products, microfluidic solutions products, and specialty materials
•Seton, Emedco, Signals, Safety Signs Service, and Pervaco: Safety and facility identification products
•PDC, PDC Healthcare, MAGiCARD, and Promovision: People and healthcare identification products
•Gravotech: Laser and mechanical engraving machines
•SPC: Spill control products
•Code: Barcode scanners
•Securimed, Accidental Health and Safety and Trafalgar: First aid products
•Electromark: Identification products for the utility industry
•Nordic ID: RFID products
•Carroll: Wire identification products
The Company manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials, printing and identification systems, tracking systems, and software. Materials manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company’s manufacturing processes include compounding, coating, converting, printing, melt-blown operations, software development and printer design and assembly.
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
These products serve customers in many industries within each reportable segment, of which those industries include industrial manufacturing, electronic manufacturing, healthcare, chemical, oil, gas, alternative energy, automotive, aerospace, governments, mass transit, mechanical contractors, construction, utilities, education, leisure and entertainment, retail and telecommunications, among others.
Research and Development
The Company focuses its R&D efforts on identification and printing systems, track and trace applications, pressure sensitive materials, software, and the development of other innovative workplace safety-related products. The Company incurred $79.9 million, $67.7 million, and $61.4 million of expense on its R&D activities during the years ended July 31, 2025, 2024, and 2023, respectively. The majority of R&D spend supports the Company's identification products. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. The design of our identification and printing systems integrates materials, embedded software, a variety of printing technologies and product scanning and identification technologies to form a complete solution for customer applications. In addition, R&D supports production and marketing efforts by providing application and technical expertise.
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
The Company purchases raw materials, components and finished products from many suppliers. Overall, we are not dependent upon any single supplier for our most critical base materials or components. However, we have chosen in certain situations to sole source, or limit the sources of materials, components, or finished items for design or cost reasons. As a result, disruptions in supply could have an impact on results for a period of time, but we believe most disruptions would simply require qualification of new suppliers and the disruption would be modest. In certain instances, the qualification process could be more costly or take a longer period of time and in certain situations, such as a global shortage of critical materials or components, the financial impact could be material.
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
Human Capital Management
As of July 31, 2025, the Company employed approximately 6,400 individuals worldwide, of which approximately 1,700 were employed in the United States and approximately 4,700 were employed outside the United States.
The Company’s Vice President of Human Resources is responsible for developing the Company’s human capital strategy, which includes the attraction, acquisition, development, engagement and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. Management is responsible for executing the Company's human capital strategy. The Vice President of Human Resources is also responsible for enhancing the Company’s high-performance culture, which rewards execution and fosters inclusion, to drive differential performance and execute our strategy for the organization. The Company’s Board of Directors and its committees receive regular updates on the operation and status of these initiatives and human capital trends and activities from the Vice President of Human Resources, the CEO and others within senior management.
Key areas of focus with respect to human capital include:
Health and Safety: The Company’s health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of the Company’s manufacturing, distribution and headquarter operations. The Company requires each of its locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and trainings are in place. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate (“TRIR”) and the Lost Time Case Rate (“LTCR”) based upon the number of incidents per 100 employees. Leading indicators include reporting and closure of all near miss events. The Company also utilizes trainings such as Environmental, Health and Safety (“EHS”) coaching and engagement conversations as preventative measures. During the year ended July 31, 2025, the Company had a TRIR of 0.43, a LTCR of 0.23 and no work-related fatalities.
Inclusive Workplace: The Company prioritizes fostering an inclusive workplace where employees feel valued and heard. This commitment is central to our ability to leverage the full strengths of our workforce, aiming to exceed customer expectations and achieve growth objectives. To support this, the Company engages employees through various employee resource groups. These groups bring together employees to share common interests in personal and professional development, while improving corporate culture and delivering business results. Senior leaders throughout the organization sponsor and support each employee resource group.

The Company also strives to build a robust talent pipeline by partnering with its business units in their workforce planning to develop initiatives and goals to recruit talent from all backgrounds across defined organizational levels and skill areas. The Company trains its recruiting workforce in sourcing strategies aimed at broadening its talent pool and partners with external organizations that develop and supply a wide range of talent. As a commitment to an inclusive workplace, the Company supports the unique input of individuals at all levels within the organization. As of July 31, 2025, 45% of the members of the Company’s Board of Directors were women and 60% of Board committee chairs were women.
Training and Talent Development: The Company is committed to the continued development of its people. Strategic talent reviews and succession planning occur on a planned cadence annually. The CEO and the Vice President of Human Resources convene meetings with senior Company leadership and the Board of Directors to review top enterprise talent and discuss succession planning for key leadership roles. The Company also emphasizes career development planning to support employee growth and progression across a wide range of roles and functions.
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
Our strategy is to expand into higher-growth adjacent product categories and markets with technologically advanced new products, as well as to grow our sales generated through the digital channel. While traditional direct marketing channels such as catalogs are an important means of advertising and selling our products, an increasing number of customers are purchasing products online. Our strategy to increase sales through the digital channel is an investment in our e-commerce sales capabilities. There is a risk that we may not continue to successfully implement this strategy, or if successfully implemented, we may not realize its expected benefits due to increased competition and pricing pressure brought about by other e-commerce businesses. Our failure to successfully implement our strategy could adversely impact our business and financial results.
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
On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA made permanent or extended several provisions from the Tax Cuts and Jobs Act of 2017, including restoration of 100% bonus depreciation, an EBITDA-based limitation on interest expense deductions, and immediate expensing of domestic research and development expenditures. Future changes to these or other tax laws, as well as related regulations and interpretations, could materially affect our financial results.
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
Globally, many countries have enacted, or plan to enact, legislation and other guidance to align with the Organisation for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) model rules, which aim to establish a global minimum tax rate of 15 percent for large multinational enterprise groups. The OECD has continued to issue new administrative guidance on the Pillar Two model rules throughout 2025. Significant uncertainty remains regarding the interpretation and consistent implementation of the Pillar Two model rules across jurisdictions, their interaction with existing national tax laws, and their alignment with current tax treaty obligations. Final adoption and implementation of Pillar Two in the jurisdictions where we operate could adversely affect our business and financial results. While it is impossible to predict whether other tax proposals will be enacted, many could have an impact on our business and financial results.
Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact income and profitability.
We have goodwill of $676.9 million and other intangible assets of $105.4 million as of July 31, 2025, which represent 45.1% of our total assets, and we have recognized impairment charges in the past. We evaluate goodwill and other intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each respective asset. The valuations prepared for the required impairment test include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected changes in the use of the assets, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our goodwill or other intangible assets change in future periods, we may be required to record an impairment charge, which would reduce net income in such period.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Brady has strategically included cybersecurity risk management into our integrated Company-wide risk management framework, which consists of administrative, operational, physical, and technical processes that we believe are appropriate to the scope and nature of our business. We believe this integrated approach allows cybersecurity considerations to form an integral part of our corporate and strategic decision-making processes. Management works closely with our information technology security team to continuously evaluate and address cybersecurity risks in alignment with our business and operational needs. Our cybersecurity policies and practices follow the cybersecurity framework of the Center for Internet Security (“CIS”) Controls.
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
Cybersecurity awareness training is provided to new employees and annually for current Brady employees, which is designed to educate employees on recognizing information security and cybersecurity concerns, how they can help protect the organization and how to inform the information technology security team of potential incidents. In addition, we implement processes to manage risks associated with our third-party providers, including security assessments prior to engagement and monitoring their compliance with our cybersecurity standards on an ongoing basis.
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
Our information technology security team reports to our Chief Information Officer (the “CIO”) and is headed by our Information Technology Director (the “IT Director”). Our CIO is an experienced information technology professional with extensive cybersecurity and information technology risk management experience. The information technology security team regularly informs our CIO, General Counsel and Chief Financial Officer with regard to cybersecurity risks and incidents, and our executive management team evaluates cybersecurity issues quarterly or as needed.
Brady has a detailed incident response plan that provides the process and workflow of communication for escalation of cybersecurity incidents to executive leadership to determine if there is a breach warranting further action. The information technology security team, in conjunction with various departments, including finance, corporate communications, legal, regional presidents and the CIO, are charged with reviewing any incident under our materiality framework to assess whether further escalation and reporting is required and if an incident could constitute a material cybersecurity incident.
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
Item 2. Properties
The Company currently operates 41 manufacturing and distribution facilities across the globe and are split by reporting segment as follows:
Americas & Asia: Twenty-four manufacturing and distribution facilities are used for our Americas & Asia business. Eight facilities are located in the United States; four in China; two each in Brazil, India, and Mexico; and one each in Canada, Japan, Malaysia, Philippines, Singapore, and Thailand.
Europe & Australia: Seventeen manufacturing and distribution facilities are used for our Europe & Australia business. Four facilities each are located in France and the United Kingdom, two each in Belgium and Australia; and one each in Austria, Germany, Norway, South Africa, and Turkey.
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
Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol BRC. There is no trading market for the Company’s Class B Voting Common Stock.
Holders
As of August 31, 2025, there were approximately 1,000 Class A Common Stock shareholders of record and approximately 17,000 beneficial shareholders. There are three Class B Common Stock shareholders.
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
During the two most recent years ended July 31 and for the first quarter of fiscal 2026, the Company declared the following dividends per share on its Class A and Class B Common Stock:

	2026	2025				2024
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.2450	$0.2400	$0.2400	$0.2400	$0.2400	$0.2350	$0.2350	$0.2350	$0.2350
Class B	0.2284	0.2234	0.2400	0.2400	0.2400	0.2184	0.2350	0.2350	0.2350
Issuer Purchases of Equity Securities
The Company maintains a share repurchase program for the Company’s Class A Nonvoting Common Stock. The program may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares delivered to treasury and available for use in connection with the Company’s stock-based plans and for other corporate purposes. On September 4, 2024, the Company's Board of Directors authorized an increase in the Company's share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company's Class A Nonvoting Common Stock, with no expiration date associated with the authorization. As of July 31, 2025, there were $87.0 million worth of shares authorized to purchase remaining pursuant to this share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended July 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
May 1, 2025 - May 31, 2025	29,740	$69.63	29,740	$102,562
June 1, 2025 - June 30, 2025	140,555	68.39	140,555	92,950
July 1, 2025 - July 31, 2025	86,987	68.97	86,987	86,951
Total	257,282	$68.73	257,282	$86,951

Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2020, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P SmallCap 600 Industrials Index, and the Russell 2000 Index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, the S&P 500 Index,
S&P SmallCap 600 Industrials Index and the Russell 2000 Index

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2025
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2020
2021
2022
2023
2024
2025
Brady Corporation
S&P 500 Index
S&P SmallCap 600 Industrials Index
Russell 2000 Index

* $100 invested on July 31, 2020 in stock or index—including reinvestment of dividends. Fiscal years ended July 31

	2020	2021	2022	2023	2024	2025
Brady Corporation	$100.00	$121.03	$107.87	$118.55	$167.16	$166.97
S&P 500 Index	100.00	136.45	130.11	147.05	179.62	208.95
S&P SmallCap 600 Industrials Index	100.00	151.04	150.74	178.72	225.09	240.03
Russell 2000 Index	100.00	151.97	130.25	140.55	160.58	159.69
Copyright (C) 2025, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Item 8) in this Annual Report on Form 10-K. The following discussion is intended to help the reader understand the results of operations and financial condition of the Company for the year ended July 31, 2025 compared to the year ended July 31, 2024.
A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found under Item 7 in our Annual Report on Form 10-K for the year ended July 31, 2024, filed with the SEC on September 6, 2024, which is available on the SEC's website at www.sec.gov and our corporate website at www.bradyid.com/corporate/investors and such information is incorporated by reference herein.
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
In recent months, the U.S. government introduced incremental import tariffs on goods imported into the U.S. from numerous countries, triggering reciprocal tariffs and other actions from many countries on goods exported from the U.S. Trade policies of the U.S. and other countries, including China, are complex and rapidly evolving. Our strategy of manufacturing products near the point of sale reduces our overall exposure to tariffs, though certain sourced inputs and manufactured items remain subject to incremental tariffs. Our business has incurred, and expects to continue to incur, additional costs as it relates to these incremental tariffs for the foreseeable future. The Company has taken and will continue to take action to mitigate inflationary pressures caused by the incremental tariffs through a combination of targeted price increases and surcharges, strategic sourcing adjustments, product portfolio optimization, as well as our ongoing efforts to drive sustainable efficiency gains in our operations and administrative structures.
Notwithstanding the uncertain situation relating to tariffs, we believe our financial strength positions us well to continue investing in acquisitions and organic growth opportunities, such as expanded sales channels, marketing programs, and research and development (“R&D”). We remain focused on driving sustainable efficiency gains and automation across our operations and selling, general and administrative (“SG&A”) functions, while also returning capital to our shareholders through dividends and share repurchases. At July 31, 2025, we had cash of $174.3 million, as well as a credit agreement with $198.1 million available for future borrowing, which can be increased up to $1,093.1 million at the Company's option and subject to certain conditions, for total available liquidity of $1,267.4 million.
We believe that our financial resources and liquidity levels, including the undrawn portion of our credit agreement and our ability to increase that credit line as necessary, are sufficient to support the execution of our growth strategy and to manage the impact of economic or geopolitical events that could potentially reduce sales, net income, or cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of this Annual Report on Form 10-K for the year ended July 31, 2025, for further discussion of the possible impact of global economic or geopolitical events on our business.

Results of Operations
The comparability of the operating results for the year ended July 31, 2025 to the year ended July 31, 2024 has been impacted by the acquisitions of Gravotech Holding (“Gravotech”) on August 1, 2024, American Barcode and RFID Incorporated (“AB&R”) on October 1, 2024 and the Microfluidic Solutions business unit of Funai Electric Co., Ltd. (“Microfluidic Solutions”) on April 1, 2025. The operating results of Gravotech, AB&R and Microfluidic Solutions have been included since their acquisition dates. Gravotech has been included in both reportable segments, and AB&R and Microfluidic Solutions have been included in the Americas & Asia reportable segment. The comparability of the operating results for the Americas & Asia segment has also been impacted by the divestiture of two non-core businesses, one in March 2023 and another in October 2023.
A comparison of results of operating income for the years ended July 31, 2025, 2024, and 2023 is as follows:

(Dollars in thousands)	2025	% Sales	2024	% Sales	2023	% Sales
Net sales	$1,513,605		$1,341,393		$1,331,863
Gross margin	760,822	50.3%	687,884	51.3%	657,275	49.4%
Operating expenses:
Research and development	79,889	5.3%	67,748	5.1%	61,365	4.6%
Selling, general and administrative	444,295	29.4%	376,722	28.1%	370,697	27.8%
Total operating expenses	524,184	34.6%	444,470	33.1%	432,062	32.4%
Operating income	$236,638	15.6%	$243,414	18.1%	$225,213	16.9%
Net sales increased 12.8% to $1,513.6 million in fiscal 2025 compared to $1,341.4 million in fiscal 2024, which consisted of organic sales growth of 2.6% and sales growth from acquisitions of 10.5%, which was partially offset by a decrease of 0.3% due to divestitures. Organic sales grew 4.8% in the Americas & Asia segment, while organic sales declined 1.8% in the Europe & Australia segment.
Gross margin increased 10.6% to $760.8 million in fiscal 2025 compared to $687.9 million in fiscal 2024. As a percentage of net sales, gross margin decreased to 50.3% in fiscal 2025 from 51.3% in fiscal 2024. The decrease in gross margin as a percentage of net sales was primarily due to a non-recurring increase in cost of goods sold of $4.1 million related to the fair value adjustment to inventory from acquisitions, facility closure and other reorganization costs of $4.9 million, as well as the impact of incremental tariffs, which were partially offset by organic sales growth in higher gross margin product lines.
R&D expenses increased 17.9% to $79.9 million in fiscal 2025 compared to $67.7 million in fiscal 2024. As a percentage of net sales, R&D expenses increased to 5.3% in fiscal 2025 compared to 5.1% in fiscal 2024. The increase in R&D spending in fiscal 2025 was primarily due to the acquisition of Gravotech, and, to a lesser extent, an increase in R&D headcount within the Company's organic business. The Company remains committed to investing in new innovative product development to drive long-term organic sales growth. Investments in new printing systems, pressure sensitive materials, scanners and software are the primary focus of R&D expenditures in fiscal 2026.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 17.9% to $444.3 million in fiscal 2025 compared to $376.7 million in fiscal 2024. As a percentage of net sales, SG&A expense increased to 29.4% in fiscal 2025 compared to 28.1% in fiscal 2024 primarily due to incremental amortization expense from acquired intangible assets of $9.5 million and facility closure and other reorganization costs of $13.6 million.
Operating income decreased 2.8% to $236.6 million in fiscal 2025 compared to $243.4 million in fiscal 2024. As a percentage of sales, operating income decreased to 15.6% in fiscal 2025 compared to 18.1% in fiscal 2024. The decrease in operating income in fiscal 2025 was primarily due to facility closure and other reorganization costs, incremental amortization expense related to acquired businesses, and the fair value adjustment to inventory from acquisitions.

OPERATING INCOME TO NET INCOME
The following is a reconciliation of operating income to net income for the years ended July 31:

(Dollars in thousands)	2025	% Sales	2024	% Sales	2023	% Sales
Operating income	$236,638	15.6%	$243,414	18.1%	$225,213	16.9%
Other income (expense):
Investment and other income	5,206	0.3%	7,553	0.6%	4,022	0.3%
Interest expense	(4,747)	(0.3)%	(3,126)	(0.2)%	(3,539)	(0.3)%
Income before income taxes	237,097	15.7%	247,841	18.5%	225,696	16.9%
Income tax expense	47,841	3.2%	50,626	3.8%	50,839	3.8%
Net income	$189,256	12.5%	$197,215	14.7%	$174,857	13.1%
Investment and other income was $5.2 million in fiscal 2025 compared to $7.6 million in fiscal 2024. The decrease in investment and other income in fiscal 2025 was primarily due to a decrease in interest income resulting from a reduced cash balance and lower interest rates.
Interest expense increased to $4.7 million in fiscal 2025 compared to $3.1 million in fiscal 2024. The increase in interest expense in fiscal 2025 was primarily due to an increase in outstanding borrowings on the Company's credit agreement to fund acquisitions, which was partially offset by a decrease in the weighted average interest rate compared to fiscal 2024.
The Company's income tax rate was 20.2% in fiscal 2025 compared to 20.4% in fiscal 2024. Refer to Item 8, Note 11, “Income Taxes” for additional information on the Company's income tax rates.

Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the years ended July 31:

	2025	2024	2023
SALES GROWTH INFORMATION
Americas & Asia
Organic	4.8%	3.1%	4.4%
Acquisitions	8.3%	—%	—%
Currency	(0.6)%	(0.2)%	(0.9)%
Divestiture	(0.4)%	(3.2)%	(0.3)%
Total	12.1%	(0.3)%	3.2%
Europe & Australia
Organic	(1.8)%	1.6%	7.6%
Acquisitions	14.7%	—%	—%
Currency	1.4%	1.1%	(7.1)%
Total	14.3%	2.7%	0.5%
Total Company
Organic	2.6%	2.6%	5.5%
Acquisitions	10.5%	—%	—%
Currency	—%	0.2%	(3.0)%
Divestiture	(0.3)%	(2.1)%	(0.2)%
Total	12.8%	0.7%	2.3%
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	21.1%	22.2%	20.3%
Europe & Australia	11.0%	15.5%	14.8%
Total	17.6%	19.9%	18.5%
Americas & Asia
Americas & Asia net sales increased 12.1% to $993.7 million in fiscal 2025 compared to $886.5 million in fiscal 2024, which consisted of organic sales growth of 4.8% and sales growth from acquisitions of 8.3%, which were partially offset by a decrease from foreign currency translation of 0.6% and a decrease due to a divestiture of 0.4%. Organic sales growth reflected strong execution of our commercial strategies, supported by steady industrial demand in North America, continued expansion in key end markets across Latin America, and resilient demand in Asia despite mixed economic conditions in certain countries.
Organic sales in the Americas increased in the low-single digits in fiscal 2025. The increase in organic sales was primarily due to growth in the wire identification, safety and facility identification and product identification product lines, which was partially offset by a decline in the people identification and healthcare identification product lines.
Organic sales in Asia increased approximately 13% in fiscal 2025. The organic sales increase was primarily driven by higher demand from electronics manufacturing services providers, technology companies, and industrial suppliers across Japan, India, Malaysia and Singapore. This growth was partially offset by lower volumes in China.
Segment profit increased 6.6% to $209.8 million in fiscal 2025 from $196.8 million in fiscal 2024. As a percent of net sales, segment profit decreased to 21.1% in fiscal 2025 from 22.2% in fiscal 2024. The increase in segment profit was primarily due to increased profit from organic sales growth, which was partially offset by facility closure and other reorganization costs and incremental amortization expense related to acquired businesses. The decrease in segment profit as a percentage of sales was primarily due to costs associated with the closure of two facilities, incremental amortization from acquired businesses and purchase accounting adjustments, which was partially offset by increased profit from organic sales growth.

Europe & Australia
Europe & Australia sales increased 14.3% to $519.9 million in fiscal 2025 compared to $454.9 million in fiscal 2024. The increase consisted of sales growth from acquisitions of 14.7% and an increase from foreign currency translation of 1.4%, which was partially offset by an organic sales decline of 1.8%. Organic sales declined due to softer industrial demand, driven by lower manufacturing output and ongoing economic uncertainty in Europe, particularly the United Kingdom and Germany, and by a weaker growth outlook in Australia. Looking ahead, the Company remains focused on leveraging its capabilities and market presence to drive growth in key markets over the long term.
Organic sales in Europe declined in the low-single digits in fiscal 2025. The decline was driven by the safety and facility identification and people identification product lines, which was partially offset by growth in the wire identification product line. The decline was driven by the United Kingdom and Western Europe Regions, which was partially offset by growth in the Middle East and Nordic Regions.
Organic sales in Australia declined in the mid-single digits in fiscal 2025. The organic sales decline was primarily driven by a decrease in volume in the safety and facility and wire identification product lines.
Segment profit decreased 19.4% to $56.9 million in fiscal 2025 compared to $70.6 million in fiscal 2024. As a percentage of net sales, segment profit decreased to 11.0% in fiscal 2025 compared to 15.5% in fiscal 2024. The decrease in segment profit and segment profit as a percentage of sales was primarily due to incremental amortization from acquired businesses, purchase accounting adjustments and reorganization costs in order to streamline our operating structure.

Financial Condition
Liquidity & Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2025, approximately 97% of the Company's cash and cash equivalents were held outside the United States. The Company's organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, dividend payments, and strategic acquisitions for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $174.3 million at July 31, 2025, a decrease of $75.8 million from July 31, 2024. The following summarizes the cash flow statement for the years ended July 31:

(Dollars in thousands)	2025	2024	2023
Net cash flow provided by (used in):
Operating activities	$181,196	$255,074	$209,149
Investing activities	(171,254)	(81,047)	(11,214)
Financing activities	(83,871)	(70,528)	(163,568)
Effect of exchange rate changes on cash	(1,840)	(4,913)	3,096
Net (decrease) increase in cash and cash equivalents	$(75,769)	$98,586	$37,463
Net cash provided by operating activities was $181.2 million during fiscal 2025 compared to $255.1 million in fiscal 2024. The decrease in cash provided by operating activities was primarily due to changes in working capital, including inventory growth to maintain high service levels and align with customer needs, higher receivables from strong organic growth in the Americas & Asia segment, and lower payroll-related accruals and accounts payable due to the timing of payments.
Net cash used in investing activities was $171.3 million during fiscal 2025, which primarily consisted of the acquisition of businesses of $144.5 million and capital expenditures of $27.6 million. Net cash used in investing activities was $81.0 million in fiscal 2024, which primarily consisted of capital expenditures, which included the purchase of a previously leased facility in Mexico and facility construction costs in Belgium.
Net cash used in financing activities was $83.9 million during fiscal 2025 compared to $70.5 million in fiscal 2024. The increase in cash used in financing activities was primarily due to increased net repayments on borrowings on our credit agreement following the funding of acquisitions in fiscal 2025, which was partially offset by a decline in share repurchases compared to the prior year.
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
Credit Agreement and Covenant Compliance
Refer to Item 8, Note 6, “Debt” for information regarding the Company's credit agreement and covenant compliance.
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
While the Company has support for the positions it takes on tax returns, taxing authorities may assert different interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax laws including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The liability for unrecognized tax benefits, excluding interest and penalties, was $21.8 million and $22.6 million as of July 31, 2025 and 2024, respectively. If recognized, $18.3 million of unrecognized tax benefits would reduce the Company's income tax rate as of both July 31, 2025 and 2024. Accrued interest and penalties related to unrecognized tax benefits were $6.6 million and $6.1 million as of July 31, 2025 and 2024, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of income. The Company believes it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $3.1 million in the next 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized as an income tax benefit in the consolidated statements of income.
The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments regarding: (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income or loss, and (iii) the impact of tax planning strategies. The Company recognized valuation allowances for its deferred tax assets of $82.2 million and $47.2 million as of July 31, 2025 and 2024, respectively, which were primarily related to foreign tax credit carryforwards and net operating loss carryforwards in its various tax jurisdictions.
Goodwill and Other Intangible Assets
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
The Company has identified six reporting units within its two reportable segments, Americas & Asia and Europe & Australia, with the following goodwill balances as of July 31, 2025: North America, $494.8 million; Europe, $179.3 million; and Latin America, $2.9 million. The other three identified reporting units each have a goodwill balance of zero. The Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is greater than its respective carrying value. If the qualitative assessment leads to a determination that the fair value of a reporting unit may be less than its carrying value, or if the Company elects to bypass the qualitative assessment altogether, the Company performs a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. When the Company performs the quantitative test for goodwill, the Company establishes the fair value for the reporting unit based on the income approach, in which a discounted cash flow model is utilized, the market approach, in which market multiples of comparable companies are utilized, or a combination of both approaches. The income approach requires the use of significant estimates and assumptions, including forecasted sales growth, operating income projections, and discount rates and changes in these assumptions may adversely impact the fair value assessments. The market approach requires significant assumptions related to the selection of comparable publicly traded companies and the market multiples. Significant negative industry or macroeconomic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.
The Company completes its annual goodwill impairment analysis on May 1 of each fiscal year and evaluates its reporting units for potential triggering events on a quarterly basis in accordance with ASC 350, “Intangibles - Goodwill and Other.” In addition to the metrics listed above, the Company considers multiple internal and external factors when evaluating its reporting units for potential impairment, including (i) GDP growth for the respective geography, (ii) industry and market factors such as competition and changes in the market for the reporting unit's products, (iii) new product development, (iv) competing technologies, (v) overall financial performance such as cash flows, actual and planned revenue and profitability, and (vi) changes in the strategy of the reporting unit. In the event the fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value. If necessary, the Company may consult valuation specialists to assist with the assessment of the estimated fair value of the reporting unit.
On May 1, 2025, the Company performed the qualitative assessment for all three reporting units with goodwill balances and determined that it was more likely than not that the fair value exceeds the carrying value for each reporting unit, and as such, goodwill was not considered impaired.

Business Combinations
The Company uses the acquisition method of accounting to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. If the fair value of net assets acquired exceeds the purchase price, the Company records the excess as a bargain purchase gain in earnings after reassessing the estimated values. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires knowledge of current market values and the values of assets in use and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets, including intangible assets and significant tangible long-lived assets. The valuation methods used to determine the estimated fair value of intangible assets included the multi-period excess earnings method for customer relationships using customer inputs and contributory charges, and the relief from royalty method for tradenames and technological know-how. Several assumptions and estimates were involved in the application of these valuation methods, including forecasted sales growth, margin, and cash flows attributable to existing customers, obsolescence factor, royalty rate, contributory asset charges, customer attrition rate, tax rates, and discount rates. Tangible long-lived assets are valued using a combination of the income, cost and market value approaches. While we believe expectations and assumptions utilized for historical business combinations have been reasonable, they are inherently uncertain and include significant management judgment.
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
The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. As of July 31, 2025, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $53.5 million. The Company uses Euro-denominated debt of $50.2 million and British Pound-denominated debt of $10.6 million designated as hedge instruments to hedge portions of the Company’s net investment in its Euro-denominated and British Pound-denominated businesses. The Company's multi-currency revolving credit agreement allows it to borrow up to $200 million in currencies other than U.S. dollars. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company's exposure to the associated currency.
The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a significant portion of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates in effect during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. In fiscal 2025, the fluctuation in currency exchange rates had a negligible effect on sales; however, the effect was more pronounced in interim periods compared to fiscal 2024 as the U.S. dollar depreciated, on average, against other major currencies throughout the year.
Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ equity. The Company’s currency translation adjustments recorded during the years ended July 31, 2025, 2024, and 2023, as a separate component of stockholders’ equity, were favorable by $18.2 million, unfavorable by $14.5 million, and favorable by $16.0 million, respectively. As of July 31, 2025 and 2024, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $259.2 million and $324.5 million, respectively. The potential decrease in net current assets as of July 31, 2025, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $25.9 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2025, the Company had no interest rate derivatives and no fixed rate debt outstanding.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brady Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended July 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Taxes — Valuation Allowances — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), taxable income in prior carryback year(s) if permitted under the tax law, and tax planning strategies. The Company’s valuation allowance for deferred tax assets was $82.2 million as of July 31, 2025.

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
•With the assistance of our income tax specialists, we considered relevant tax laws and regulations in evaluating (1) the appropriateness of management’s estimates of future sources of taxable income, including whether the future sources were of the appropriate character, and (2) the appropriateness of the carryforward periods utilized by management.
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
September 4, 2025
We have served as the Company's auditor at least since 1981; however, an earlier year cannot be reliably determined.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2025 and 2024
(Dollars in thousands)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$174,349	$250,118
Accounts receivable, net of allowance for credit losses of $7,876 and $6,749, respectively	231,944	185,486
Inventories	200,881	152,729
Prepaid expenses and other current assets	14,661	11,382
Total current assets	621,835	599,715
Property, plant and equipment—net	225,572	195,758
Goodwill	676,945	589,611
Other intangible assets	105,374	51,839
Deferred income taxes	20,862	15,596
Operating lease assets	58,422	38,504
Other assets	25,243	24,546
Total	$1,734,253	$1,515,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,028	$84,691
Accrued compensation and benefits	92,657	77,954
Taxes, other than income taxes	21,537	14,061
Accrued income taxes	5,547	7,424
Current operating lease liabilities	15,234	13,382
Other current liabilities	90,329	67,170
Total current liabilities	330,332	264,682
Long-term debt	99,766	90,935
Long-term operating lease liabilities	43,565	25,342
Other liabilities	68,379	67,952
Total liabilities	542,042	448,911
Stockholders’ equity:
Class A nonvoting common stock — Issued 51,261,487 shares, and outstanding 43,530,012 and 44,042,462 shares, respectively (aggregate liquidation preference of $42,716)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	359,269	353,654
Retained earnings	1,317,739	1,174,025
Treasury stock — 7,731,475 and 7,219,025 shares, respectively, of Class A nonvoting common stock, at cost	(393,186)	(351,947)
Accumulated other comprehensive loss	(92,159)	(109,622)
Total stockholders’ equity	1,192,211	1,066,658
Total	$1,734,253	$1,515,569

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2025, 2024 and 2023
(Dollars in thousands, except per share amounts)

	2025	2024	2023
Net sales	$1,513,605	$1,341,393	$1,331,863
Cost of goods sold	752,783	653,509	674,588
Gross margin	760,822	687,884	657,275
Operating expenses:
Research and development	79,889	67,748	61,365
Selling, general and administrative	444,295	376,722	370,697
Total operating expenses	524,184	444,470	432,062
Operating income	236,638	243,414	225,213
Other income (expense):
Investment and other income	5,206	7,553	4,022
Interest expense	(4,747)	(3,126)	(3,539)
Income before income taxes	237,097	247,841	225,696
Income tax expense	47,841	50,626	50,839
Net income	$189,256	$197,215	$174,857
Net income per Class A Nonvoting Common Share:
Basic	$3.97	$4.10	$3.53
Diluted	$3.94	$4.07	$3.51
Net income per Class B Voting Common Share:
Basic	$3.96	$4.08	$3.51
Diluted	$3.92	$4.05	$3.49
Weighted average common shares outstanding:
Basic	47,641	48,119	49,591
Diluted	48,092	48,496	49,869

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended July 31, 2025, 2024 and 2023
(Dollars in thousands)

	2025	2024	2023
Net income	$189,256	$197,215	$174,857
Other comprehensive income (loss):
Foreign currency translation adjustments	18,165	(14,477)	16,009

Cash flow hedges:
Net (loss) gain recognized in other comprehensive income (loss)	(963)	517	2,680
Reclassification adjustment for losses (gains) included in net income	594	(2,221)	(2,140)
	(369)	(1,704)	540
Pension and other post-retirement benefits:
Net (loss) gain recognized in other comprehensive income (loss)	(15)	227	(465)
Net actuarial gain amortization	(605)	(605)	(417)
	(620)	(378)	(882)

Other comprehensive income (loss), before tax	17,176	(16,559)	15,667
Income tax benefit (expense) related to items of other comprehensive income (loss)	287	(2)	349
Other comprehensive income (loss), net of tax	17,463	(16,561)	16,016
Comprehensive income	$206,719	$180,654	$190,873

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2025, 2024 and 2023
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
Balances at July 31, 2022	$548	$345,266	$892,417	$(217,856)	$(109,077)
Net income	—	—	174,857	—	—
Other comprehensive income, net of tax	—	—	—	—	16,016
Issuance of shares of Class A Common Stock under stock plan	—	(1,069)	—	3,119	—
Tax benefit and withholdings from deferred compensation distributions	—	66	—	—	—
Stock-based compensation expense (Note 7)	—	7,508	—	—	—
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(75,472)	—
Cash dividends on Common Stock:
Class A — $0.92 per share	—	—	(42,207)	—	—
Class B — $0.90 per share	—	—	(3,197)	—	—
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)
Net income	—	—	197,215	—	—
Other comprehensive loss, net of tax	—	—	—	—	(16,561)
Issuance of shares of Class A Common Stock under stock plan	—	(5,627)	—	11,016	—
Tax benefit and withholdings from deferred compensation distributions	—	149	—	—	—
Stock-based compensation expense (Note 7)	—	7,361	—	—	—
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(72,754)	—
Cash dividends on Common Stock:
Class A — $0.94 per share	—	—	(41,793)	—	—
Class B — $0.92 per share	—	—	(3,267)	—	—
Balances at July 31, 2024	$548	$353,654	$1,174,025	$(351,947)	$(109,622)
Net income	—	—	189,256	—	—
Other comprehensive income, net of tax	—	—	—	—	17,463
Issuance of shares of Class A Common Stock under stock plan	—	(6,457)	—	9,945	—
Tax benefit and withholdings from deferred compensation distributions	—	190	—	—	—
Stock-based compensation expense (Note 7)	—	11,882	—	—	—
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(51,184)	—
Cash dividends on Common Stock:
Class A — $0.96 per share	—	—	(42,204)	—	—
Class B — $0.94 per share	—	—	(3,338)	—	—
Balances at July 31, 2025	$548	$359,269	$1,317,739	$(393,186)	$(92,159)

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2025, 2024 and 2023
(Dollars in thousands)

	2025	2024	2023
Operating activities:
Net income	$189,256	$197,215	$174,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,639	29,873	32,370
Stock-based compensation expense	11,882	7,361	7,508
Gain on sale of business	—	—	(3,770)
Deferred income taxes	(7,623)	(9,399)	(12,472)
Other	(2,540)	1,401	(308)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(14,356)	(6,581)	2,380
Inventories	(18,889)	21,697	14,972
Prepaid expenses and other assets	(2,098)	(743)	(1,023)
Accounts payable and accrued liabilities	(9,862)	19,198	(9,459)
Income taxes	(5,213)	(4,948)	4,094
Net cash provided by operating activities	181,196	255,074	209,149
Investing activities:
Purchases of property, plant and equipment	(27,577)	(79,892)	(19,226)
Acquisition of businesses, net of cash acquired	(144,541)	—	—
Sale of business	—	—	8,000
Other	864	(1,155)	12
Net cash used in investing activities	(171,254)	(81,047)	(11,214)
Financing activities:
Payment of dividends	(45,542)	(45,060)	(45,404)
Proceeds from exercise of stock options	6,171	8,186	4,091
Payments for employee taxes withheld from stock-based awards	(2,683)	(2,797)	(2,041)
Purchase of treasury stock	(50,838)	(72,225)	(74,996)
Proceeds from borrowing on credit facilities	266,846	175,103	127,660
Repayment of borrowing on credit facilities	(258,015)	(133,884)	(172,944)
Other	190	149	66
Net cash used in financing activities	(83,871)	(70,528)	(163,568)
Effect of exchange rate changes on cash and cash equivalents	(1,840)	(4,913)	3,096
Net (decrease) increase in cash and cash equivalents	(75,769)	98,586	37,463
Cash and cash equivalents, beginning of period	250,118	151,532	114,069
Cash and cash equivalents, end of period	$174,349	$250,118	$151,532

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,656	$2,930	$3,408
Income taxes	71,077	62,073	58,829

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2025, 2024 and 2023
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
Use of Estimates — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Accounts Receivable — The Company's policy for estimating the allowance for credit losses on accounts receivables considers several factors including historical loss experience, the age of delinquent receivable balances due, and economic conditions. Specific customer reserves are made during review of significant outstanding balances due, in which customer creditworthiness and current economic trends may indicate that it is probable the receivable will not be recovered. Accounts receivable are written off after collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in selling, general and administrative (“SG&A”) expense.
Inventories — Inventories are stated at the lower of cost or net realizable value and include material, labor, and overhead. Cost has been determined using the last-in, first-out (“LIFO”) method for certain inventories in the U.S. (12.8% of total inventories at July 31, 2025, and 13.0% of total inventories at July 31, 2024) and the first-in, first-out (“FIFO”) or average cost methods for all other inventories. Had all inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $12,006 and $11,582 as of July 31, 2025 and 2024, respectively.
Inventories consist of the following as of July 31:

	2025	2024
Finished products	$109,726	$89,430
Work-in-process	32,787	24,601
Raw materials and supplies	58,368	38,698
Total inventories	$200,881	$152,729
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
Property, plant and equipment consist of the following as of July 31:

	Range of Useful Lives	2025	2024
Land		$31,194	$30,604
Buildings and improvements	10 to 33 Years	199,727	147,767
Machinery and equipment	3 to 10 Years	295,174	288,885
Construction in progress		13,255	32,701
Property, plant and equipment—gross		539,350	499,957
Accumulated depreciation		(313,778)	(304,199)
Property, plant and equipment—net		$225,572	$195,758
Depreciation expense was $21,723, $20,452, and $20,631 for the years ended July 31, 2025, 2024 and 2023, respectively.
Goodwill — The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it may be impaired. Under U.S. GAAP, the Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of one of its reporting units is greater than its carrying value (“Step 0”). If the qualitative assessment leads to a determination that the reporting unit’s fair value is less than its carrying value, or if the Company elects to bypass the qualitative assessment altogether, it is required to perform a quantitative impairment test (“Step 1”) by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. During the fiscal year 2025 annual impairment test, the Company first assessed goodwill recoverability qualitatively using the Step 0 approach for each reporting unit. For the qualitative assessment, the Company considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal year 2023 for all three reporting units, including assumptions used, such as discount rates, indicated fair values, and the amounts by which those fair values exceeded their carrying amounts. Further, the Company compared actual performance in fiscal year 2025 to the internal financial projections used in the prior quantitative analyses. Additionally, the Company considered various other factors including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of the reporting units. Lastly, the Company evaluated whether any events have occurred or any circumstances have changed since that time that would indicate that goodwill may have become impaired since the last quantitative tests. Based on these qualitative assessments, the Company determined it is more likely than not that the fair value of each reporting unit exceeds its respective carrying value, and goodwill was not considered impaired as of May 1, 2025. As such, the Step 1 quantitative goodwill impairment analysis was not necessary. No goodwill impairment charges were recognized during the year ended July 31, 2025.
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
In fiscal 2025, long-lived and other intangible assets were analyzed for potential impairment. As a result of the analysis, no impairment charges were recorded.
Leases — The Company accounts for leases in accordance with Accounting Standards Codification (“ASC”) 842 “Leases.” The Company determines whether an arrangement contains a lease at contract inception based on whether the arrangement provides the Company with the right to direct the use of and the right to obtain substantially all of the economic benefits from an identified asset in exchange for consideration. The Company recognizes a right-of-use (“ROU” ) asset and lease liability for its lease commitments with initial terms greater than one year.
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
As of July 31, 2025, all leases are accounted for as operating leases, with lease expense being recognized on a straight-line basis over the lease term. Operating leases are reflected in “Operating lease assets,” “Current operating lease liabilities,” and “Long-term operating lease liabilities” in the accompanying consolidated balance sheets. Operating lease expense is recognized in either cost of goods sold or selling, general, and administrative expenses in the consolidated statements of income, based on the nature of the lease. ROU assets are evaluated for impairment in the same manner as long-lived assets. No impairment charges were recognized related to operating lease assets during the year ended July 31, 2025.
Revenue Recognition — The Company recognizes revenue when a sales arrangement with a customer exists, the transaction price is fixed or determinable and the Company has satisfied its performance obligations per the sales arrangement. The majority of the Company’s revenue relates to the sale of identification and safety products and revenue is recognized at the point in which the customer obtains control of the products. The Company considers control to have transferred when legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the collection of the transaction price is reasonably assured, most of which occur upon the shipment or delivery of goods to customers. Revenue is measured at the determinable transaction price, net of estimated sales returns, including product returns and credit memos, and sales rebates. The Company estimates product returns and credit memos based on historical return rates. As of July 31, 2025 and 2024, the allowance for product returns and credit memos was $5,434 and $4,210, respectively.
Shipping and Handling Costs — Shipping and handling fees billed to a customer in a sale transaction are reported as net sales and the related costs incurred for shipping and handling are reported in cost of goods sold.
Advertising Costs — Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 2025, 2024, and 2023 was $50,349, $50,296, and $53,591, respectively.
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
Income Taxes — The Company accounts for income taxes in accordance with ASC 740 “Income Taxes.” Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax laws and rates applicable to the periods in which the differences are expected to be realized or settled. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The Company recognizes the benefit of income tax positions only if those positions are more likely than not to be sustained upon examination by the tax authority. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs.
Fair Value of Financial Instruments — The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities) approximates fair value due to the short-term nature of these instruments. Refer to Note 6, “Debt” for more information regarding the fair value of long-term debt and Note 13, “Fair Value Measurements” for information regarding fair value measurements.
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
The Company recognizes derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. Gains and losses resulting from changes in fair value of the derivatives designated as hedges are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”) in the accompanying consolidated balance sheets and in the consolidated statements of comprehensive income and are reclassified into the same income statement line item in the period or periods during which the hedged transaction affects income. Refer to Note 14, “Derivatives and Hedging Activities” for more information regarding the Company’s derivative instruments and hedging activities.
New Accounting Standards
Adopted Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The Company adopted ASU 2023-07 for the year ended July 31, 2025, with retrospective application of the expanded segment information for the years ended July 31, 2024 and 2023. Additional information regarding the Company's reportable segments is included in Note 10 to the consolidated financial statements.
Standards not yet adopted
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

2. Goodwill
Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2025 and 2024, were as follows:

	Americas & Asia	Europe & Australia	Total
Balance as of July 31, 2023	$441,415	$151,231	$592,646
Translation adjustments	(2,236)	(799)	(3,035)
Balance as of July 31, 2024	$439,179	$150,432	$589,611
Current year acquisitions	57,030	19,227	76,257
Translation adjustments	1,440	9,637	11,077
Balance as of July 31, 2025	$497,649	$179,296	$676,945
Goodwill increased $87,334 during the year ended July 31, 2025. Of the $87,334 increase, $66,178 was due to the acquisition of Gravotech, $10,079 was due to the acquisition of AB&R and $11,077 was due to the positive effects of foreign currency translation.
Goodwill decreased $3,035 during the year ended July 31, 2024 due to the negative effects of foreign currency translation.
The qualitative assessment performed on May 1, 2025, in accordance with ASC 350, “Intangibles - Goodwill and Other” indicated that it is more likely than not that the fair value exceeds the carrying value for each of the three reporting units with goodwill (North America, Europe and Latin America).

3. Other Intangible Assets
Other intangible assets include customer relationships, tradenames, and technology with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived tradenames that are classified as other intangible assets.
Other intangible assets as of July 31, 2025 and 2024 consisted of the following:

	July 31, 2025				July 31, 2024
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	2	$912	$(456)	$456	3	$600	$(600)	$—
Customer relationships	8	125,497	(38,427)	87,070	9	64,430	(23,279)	41,151
Technology	5	20,471	(10,275)	10,196	5	9,300	(6,182)	3,118
Unamortized other intangible assets:
Tradenames	N/A	7,652	—	7,652	N/A	7,570	—	7,570
Total		$154,532	$(49,158)	$105,374		$81,900	$(30,061)	$51,839
The change in the gross carrying amount of amortized other intangible assets as of July 31, 2025 compared to July 31, 2024 was primarily due to the acquisitions of Gravotech and AB&R completed during the year ended July 31, 2025 and to a lesser extent, the effect of currency fluctuations.

The following table summarizes the fair value and weighted average amortization period of other intangible assets associated with the acquisition of Gravotech:

	Gross Carrying Amount	Weighted Average Amortization Period (Years)
Tradenames	$864	2
Customer relationships	52,768	8
Technology	10,467	5
Total	$64,099
The following table summarizes the fair value and weighted average amortization period of other intangible assets associated with the acquisition of AB&R:

	Gross Carrying Amount	Weighted Average Amortization Period (Years)
Customer relationships	$4,600	8
Amortization expense on intangible assets during the years ended July 31, 2025, 2024, and 2023 was $18,916, $9,421, and $11,739, respectively. Amortization expense over each of the next five fiscal years is projected to be $18,583, $17,604, $17,192, $16,837, and $12,022 for the fiscal years ending July 31, 2026, 2027, 2028, 2029, and 2030, respectively.

4. Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of July 31, 2025 and 2024, the Company did not have any finance leases.
Short-term lease expense, variable lease expenses, and sublease income were immaterial to the consolidated statements of income for the year ended July 31, 2025.
The following table summarizes lease expense recognized during the years ended July 31, 2025, 2024 and 2023:

	Consolidated Statements of Income Location	July 31, 2025	July 31, 2024	July 31, 2023
Operating lease cost	Cost of goods sold	$7,856	$6,257	$6,589
Operating lease cost	Selling, general, and administrative expenses	11,289	9,220	9,424
The following table summarizes the maturity of the Company's lease liabilities as of July 31, 2025:

Years ending July 31,	Operating Leases
2026	$17,854
2027	13,935
2028	8,161
2029	6,187
2030	4,195
Thereafter	19,061
Total lease payments	$69,393
Less: interest	(10,594)
Present value of lease liabilities	$58,799

The weighted average remaining lease terms and discount rates for the Company's operating leases as of July 31, 2025 and 2024 were as follows:

	July 31, 2025	July 31, 2024
Weighted average remaining lease term (in years)	6.2	3.8
Weighted average discount rate	5.0%	5.1%
Supplemental cash flow information related to the Company's operating leases during the years ended July 31, 2025 and 2024 were as follows:

	2025	2024
Operating cash outflows from operating leases	$18,816	$16,496
Operating lease assets obtained in exchange for new operating lease liabilities (1)	35,846	23,438
(1)Includes new leases, leases from acquired companies, and remeasurements or modifications of existing leases.
The Company evaluates right-of-use assets for impairment in the same manner as long-lived assets. No impairment charges were recorded during the years ended July 31, 2025, 2024 or 2023.

5. Employee Benefit Plans
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) who retired prior to January 1, 2016, as outlined by the Plan. The Plan is unfunded, and the liability, unrecognized gain, and associated income statement impact are immaterial. The current portion and non-current portion of the liabilities for postretirement medical benefits are included in “Other current liabilities” and “Other liabilities,” respectively, on the accompanying consolidated balance sheets as of July 31, 2025 and 2024. The unrecognized gain is reported as a component of AOCI.
The Company also has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan which allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or in other investment funds. Neither plan allows funds to be transferred between the Company's Class A Nonvoting Common Stock and the other investment funds. The Company has an additional non-qualified deferred compensation plan, the Brady Restoration Plan, which allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for executives' income exceeding the IRS limits for participation in a qualified 401(k) plan. Deferred compensation of $19,998 and $20,029 was included in “Other liabilities” in the accompanying consolidated balance sheets as of July 31, 2025 and 2024, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plan, based on income of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $4,742 and $3,656 were included in “Other current liabilities” in the accompanying consolidated balance sheets as of July 31, 2025 and 2024, respectively. The amounts charged to expense for these retirement and profit sharing plans were $17,921, $16,134, and $15,089 during the years ended July 31, 2025, 2024 and 2023, respectively.

6. Debt
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency credit agreement with a group of five banks.
On November 14, 2022, the Company and certain of its subsidiaries entered into a Second Amendment to the Credit Agreement (“Amendment No. 2”) to, among other items, (a) increase the lending commitments by $100 million for total lending commitments of $300 million, (b) extend the final maturity date to November 14, 2027, (c) increase the interest rate on certain borrowings by 0.125%, and (d) increase the available amount under the credit agreement, at the Company's option and subject to certain conditions, from $300 million up to (i) an amount equal to the incremental borrowing necessary to bring the Company's consolidated net debt-to-EBITDA ratio as defined in the credit agreement to 2.5 to 1.0 plus (ii) $200 million.
On October 10, 2024, the Company and certain of its subsidiaries entered into a Third Amendment to the Credit Agreement (“Amendment No. 3”) with a group of six banks, which amended the original credit agreement dated August 1, 2019. Amendment No. 3 amended the original credit agreement to, among other things, change the applicable benchmark under the credit agreement for borrowings denominated in Canadian Dollars from the Canadian Dollar Offered Rate (“CDOR”) to the adjusted Term Canadian Overnight Repo Rate Average Rate (“CORRA”). Borrowings under Amendment No. 3 are unsecured and are guaranteed by certain of the Company's domestic subsidiaries.
As of July 31, 2025, the outstanding balance on the credit agreement was $99.8 million. The maximum amount outstanding on the credit agreement during the year ended July 31, 2025 was $144.8 million. As of July 31, 2025, there was $198.1 million available for future borrowing, which can be increased to $1,093.1 million at the Company's option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings are classified as long-term on the consolidated balance sheets.
The Company’s credit agreement requires it to maintain certain financial covenants, including a ratio of debt to trailing twelve months EBITDA, as defined in the agreement, of not more than a 3.5 to 1.0 ratio (leverage ratio) and trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage ratio). As of July 31, 2025, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 67.3 to 1.0.
As of July 31, 2025 and 2024, borrowings on the credit agreement were as follows:

	July 31, 2025		July 31, 2024
	Amount Outstanding (thousands)	Weighted Average Interest Rate	Amount Outstanding (thousands)	Weighted Average Interest Rate
Revolving credit agreement (1)	$99,766	4.0%	$90,935	5.3%
(1)Borrowings under the revolving credit agreement as of July 31, 2025 included USD-denominated, British pound-denominated and Euro-denominated borrowings of $39,000, $10,588 and $50,178, respectively. The weighted average interest rate of the USD-denominated, British pound-denominated and Euro-denominated borrowings was 5.3%, 5.1% and 2.8%, respectively, as of July 31, 2025.
Borrowings under the revolving credit agreement as of July 31, 2024 included USD-denominated, British pound-denominated and Euro-denominated borrowings of $32,000, $10,267 and $48,668. The weighted average interest rate of the USD-denominated, British pound-denominated and Euro-denominated borrowings was 6.3%, 6.1% and 4.5%, respectively, as of July 31, 2024.
Due to the variable interest rate pricing of the Company's revolving debt, it is determined that the carrying value of the debt equals the fair value of the debt.
The Company had outstanding letters of credit of $2,094 and $1,766 at July 31, 2025 and 2024, respectively.

7. Stockholders' Equity
Information as to the Company’s capital stock as of July 31, 2025 and 2024 was as follows:

	July 31, 2025			July 31, 2024
	Shares Authorized	Shares Issued	Amount (thousands)	Shares Authorized	Shares Issued	Amount (thousands)
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548
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
The following is a summary of other activity in stockholders’ equity during the years ended July 31, 2025, 2024, and 2023:

	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2022	$11,055	$(11,055)	$—
Shares at July 31, 2022	318,285	318,285
Sale of shares at cost	$(739)	$739	$—
Purchase of shares at cost	1,067	(1,067)	—
Balances at July 31, 2023	$11,383	$(11,383)	$—
Shares at July 31, 2023	318,198	318,198
Sale of shares at cost	$(889)	$889	$—
Purchase of shares at cost	1,217	(1,217)	—
Balances at July 31, 2024	$11,711	$(11,711)	$—
Shares at July 31, 2024	312,124	312,124
Sale of shares at cost	$(556)	$556	$—
Purchase of shares at cost	1,384	(1,384)	—
Balances at July 31, 2025	$12,539	$(12,539)	$—
Shares at July 31, 2025	313,467	313,467
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
At July 31, 2025, the deferred compensation balance in stockholders’ equity represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plans. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.

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
As of July 31, 2025, the Company has reserved 1,367,247 shares of Class A Nonvoting Common Stock for outstanding stock options and RSUs and 4,721,007 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Total stock-based compensation expense recognized during the years ended July 31, 2025, 2024, and 2023, was $11,882, $7,361, and $7,508, respectively. The total income tax benefit recognized in the consolidated statements of income was $1,526, $1,014 and $1,497 during the years ended July 31, 2025, 2024, and 2023, respectively.
Stock Options
The stock options issued under the plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “time-based” options, generally expire ten years from the date of grant. The Company did not grant time-based stock option awards during the year ended July 31, 2025.
The Company has estimated the fair value of its time-based stock option awards granted during the years ended July 31, 2024 and 2023 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2024	2023
Expected term (in years)	5.40	5.71
Expected volatility	30.23%	29.64%
Expected dividend yield	1.89%	2.01%
Risk-free interest rate	4.72%	3.66%
The following is a summary of stock option activity for the year ended July 31, 2025:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2024	1,222,046	$44.46
Granted	—	—
Exercised	(159,713)	39.37
Forfeited	(10,019)	51.08
Outstanding as of July 31, 2025	1,052,314	$45.17	4.6	$26,585
Exercisable as of July 31, 2025	1,001,583	$44.98	4.5	$25,497
The following table summarizes additional stock option information:

	2025	2024	2023
Weighted-average fair value of options granted during the period	$—	$16.41	$12.14
Intrinsic value of options exercised during the period (in thousands)	5,559	8,860	1,822
Fair value of options vested during the period (in thousands)	1,529	2,020	3,384
Cash received from the exercise of stock options during the period (in thousands)	6,171	8,186	4,091
Tax benefit on options exercised during the period (in thousands)	1,390	2,215	455

As of July 31, 2025, total unrecognized compensation cost related to options that are expected to vest was $269 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 0.9 years.
RSUs
RSUs issued under the plan have a grant date fair value equal to the market price of the Company's stock at the date of grant and generally vest ratably over three years, with one-third vesting one year after the grant date and one-third additional in each of the succeeding two years.
The following tables summarize the RSU activity during the year ended July 31, 2025:

RSUs	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of July 31, 2024	148,991	$52.20
Granted	96,322	74.35
Vested	(72,979)	50.96
Forfeited	(9,667)	63.69
Non-vested RSUs as of July 31, 2025	162,667	$65.19
The RSUs granted during the years ended July 31, 2024 and 2023, had a weighted-average grant-date fair value of $55.43 and $45.22, respectively.
The total fair value of time-based RSUs vested during the years ended July 31, 2025, 2024 and 2023, was $5,350, $3,888, and $3,734, respectively.
As of July 31, 2025, total unrecognized compensation cost related to RSUs that are expected to vest was $4,107 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.9 years.
PRSUs
PRSUs are contingent on the achievement of predetermined market and performance targets. The PRSUs granted under the plan vest at the end of a three-year performance period provided the service period and specified performance targets are met. For the PRSUs granted during the years ended July 31, 2025 and 2024, awards will vest based on achievement of performance conditions relating to Company revenue and diluted EPS targets. For the PRSUs granted during the year ended July 31, 2023, the vesting criteria for 50% of the grant is based upon the Company's total shareholder return (“TSR”) relative to the S&P 600 SmallCap Industrials Index over a three-year performance period, and the vesting criteria for the remaining 50% of the grant is based upon Company revenue targets.
The PRSUs granted during the year ended July 31, 2025 had a fair value determined by the average of the high and low stock price on the date of grant.
The following tables summarize the PRSU activity during the year ended July 31, 2025:

PRSUs	Shares	Weighted Average Grant Date Fair Value
Non-vested PRSUs as of July 31, 2024	103,221	$53.46
Granted	61,981	71.24
Vested	(8,098)	64.44
Forfeited	(4,838)	58.80
Non-vested PRSUs as of July 31, 2025	152,266	$59.92
The PRSUs granted during the year ended July 31, 2024 and 2023, had a weighted-average grant-date fair value of $51.16 and $55.77, respectively. The total fair value of PRSUs vested during the years ended July 31, 2025, 2024 and 2023, was $595, $141, and $889, respectively.

As of July 31, 2025, total unrecognized compensation cost related to PRSUs that are expected to vest was $5,093 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.7 years.

8. Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains or losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the periods presented:

	Unrealized gain (loss) on cash flow hedges	Unamortized gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Ending balance, July 31, 2022	$954	$1,436	$(111,467)	$(109,077)
Other comprehensive income (loss) before reclassification	2,292	(352)	16,009	17,949
Amounts reclassified from accumulated other comprehensive loss	(1,605)	(328)	—	(1,933)
Ending balance, July 31, 2023	$1,641	$756	$(95,458)	$(93,061)
Other comprehensive (loss) income before reclassification	(124)	160	(14,477)	(14,441)
Amounts reclassified from accumulated other comprehensive loss	(1,666)	(454)	—	(2,120)
Ending balance, July 31, 2024	$(149)	$462	$(109,935)	$(109,622)
Other comprehensive (loss) income before reclassification	(691)	(3)	18,165	17,471
Amounts reclassified from accumulated other comprehensive loss	446	(454)	—	(8)
Ending balance, July 31, 2025	$(394)	$5	$(91,770)	$(92,159)
The decrease in accumulated other comprehensive loss as of July 31, 2025 compared to July 31, 2024 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the fiscal year. Of the amounts reclassified from accumulated other comprehensive loss during the years ended July 31, 2025 and 2024, unrealized gains or losses on cash flow hedges were reclassified into “Cost of goods sold” and net unamortized gains on post-retirement plans were reclassified into “Investment and other income” on the consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive (loss) income:

	Years Ended July 31,
	2025	2024	2023
Income tax benefit (expense) related to items of other comprehensive income (loss):
Cash flow hedges	$124	$(86)	$147
Pension and other post-retirement benefits	163	84	202
Income tax benefit (expense) related to items of other comprehensive income (loss)	$287	$(2)	$349

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
Contract Balances
The balance of contract liabilities associated with service warranty performance obligations was $3,060 and $2,947 as of July 31, 2025 and 2024, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities,” respectively, on the accompanying consolidated balance sheets. During the year ended July 31, 2025, the Company recognized revenue of $1,373 that was included in the contract liability balance at the beginning of the period from the amortization of extended service warranties. Of the contract liability balance outstanding at July 31, 2025, the Company expects to recognize 42% by the end of fiscal 2026, an additional 28% by the end of fiscal 2027, and the balance thereafter.

Costs of Obtaining a Contract
The Company expenses incremental direct costs of obtaining a contract (e.g., sales commissions) when incurred because the amortization period is generally twelve months or less. Contract costs are included in “Selling, general and administrative expense” on the consolidated statements of income.
Disaggregation of Revenue
The following is a summary of the Company's revenue by geographic region within the reportable segments. See Note 10 “Segment Information” for information on the Company's reportable segments.

	2025	2024	2023
Net sales:
Americas & Asia:
Americas	$862,703	$784,576	$787,426
Asia	131,012	101,952	101,431
Total	$993,715	$886,528	$888,857
Europe & Australia:
Europe	463,582	399,462	387,743
Australia	56,308	55,403	55,263
Total	$519,890	$454,865	$443,006
Total Company	$1,513,605	$1,341,393	$1,331,863
The following is a summary of sales by product category for the years ended July 31, 2025, 2024 and 2023:

	Years Ended July 31,
	2025	2024	2023
Safety and Facility Identification	$611,242	$607,235	$608,938
Product Identification	428,655	274,429	259,164
Wire Identification	247,933	228,415	209,284
Healthcare Identification	140,612	141,767	145,225
People Identification	85,163	89,547	109,252
Total Company	$1,513,605	$1,341,393	$1,331,863
During fiscal 2025, sales from Gravotech, AB&R and Microfluidic Solutions were included in the product identification category.
During fiscal 2024, the Company divested operations related to the safety and facility identification product line, while in fiscal 2023, the divested business was associated with the people identification product line.

10. Segment Information
The Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. The Company's Chief Executive Officer (“CEO”), who is also the Company's Chief Operating Decision Maker (“CODM”), uses segment profit in measuring segment performance, allocating resources, evaluating performance in periodic reviews, and during the development of the annual budget and the regular forecasting process. The CODM considers budget-to-actual variances on a quarterly basis, as well as segment-specific forecasting, when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses the segment's net sales in measuring segment performance.

The following is a summary of segment information as of and for the years ended July 31, 2025, 2024 and 2023:

	2025	2024	2023
Americas & Asia
Net sales	$993,715	$886,528	$888,857
Cost of goods sold	490,670	430,265	449,784
Gross margin	503,045	456,263	439,073
Segment expenses:
Research and development	55,862	48,715	45,172
Selling, general and administrative	237,417	210,706	213,398
Total segment expenses	293,279	259,421	258,570
Segment profit	$209,766	$196,842	$180,503

Europe & Australia
Net sales	$519,890	$454,865	$443,006
Cost of goods sold	262,113	223,244	224,804
Gross margin	257,777	231,621	218,202
Segment expenses:
Research and development	24,027	19,033	16,193
Selling, general and administrative	176,809	141,976	136,267
Total segment expenses	200,836	161,009	152,460
Segment profit	$56,941	$70,612	$65,742
Total profit from reportable segments	$266,707	$267,454	$246,245

Reconciliation to income before income taxes
Total profit from reportable segments	$266,707	$267,454	$246,245
Unallocated costs:
Administrative costs	(30,069)	(24,040)	(24,802)
Gain on sale of business	—	—	3,770
Investment and other income	5,206	7,553	4,022
Interest expense	(4,747)	(3,126)	(3,539)
Income before income taxes	$237,097	$247,841	$225,696

Other Segment Information
Depreciation & amortization:
Americas & Asia	$26,373	$22,716	$25,269
Europe & Australia	14,266	7,157	7,101
Total Company	$40,639	$29,873	$32,370
Assets:
Americas & Asia	$982,000	$849,844	$829,562
Europe & Australia	577,904	415,607	408,163
Corporate	174,349	250,118	151,532
Total Company	$1,734,253	$1,515,569	$1,389,257
Expenditures for property, plant & equipment:
Americas & Asia	$18,595	$54,460	$13,256
Europe & Australia	8,982	25,432	5,970
Total Company	$27,577	$79,892	$19,226

The following is a summary of sales and long-lived assets by geographic region for the years ended July 31, 2025, 2024 and 2023:

	Revenues* Years Ended July 31,			Long-Lived Assets** As of July 31,
	2025	2024	2023	2025	2024	2023
Geographic information:
United States	$847,336	$783,775	$790,596	$591,586	$515,193	$524,258
Other	747,289	631,748	610,553	474,727	360,519	302,321
Eliminations	(81,020)	(74,130)	(69,286)	—	—	—
Consolidated total	$1,513,605	$1,341,393	$1,331,863	$1,066,313	$875,712	$826,579

* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets, and operating lease assets.

11. Income Taxes
Income before income taxes consists of the following:

	Years Ended July 31,
	2025	2024	2023
United States	$120,323	$111,647	$92,053
Other Nations	116,774	136,194	133,643
Total	$237,097	$247,841	$225,696
Income tax expense consists of the following:

	Years Ended July 31,
	2025	2024	2023
Current income tax expense:
United States	$21,573	$22,637	$26,324
Other Nations	29,576	32,121	31,093
States (U.S.)	4,315	5,267	5,894
	$55,464	$60,025	$63,311
Deferred income tax (benefit) expense:
United States	$(2,667)	$(7,999)	$(10,577)
Other Nations	(3,640)	(133)	251
States (U.S.)	(1,316)	(1,267)	(2,146)
	$(7,623)	$(9,399)	$(12,472)
Total income tax expense	$47,841	$50,626	$50,839

The tax effects of temporary differences are as follows as of July 31, 2025 and 2024:

	July 31, 2025
	Assets	Liabilities	Total
Inventories	$9,147	$(59)	$9,088
Employee compensation and benefits	8,982	—	8,982
Accounts receivable	1,772	—	1,772
Fixed assets	8,610	(8,085)	525
Intangible assets	722	(63,886)	(63,164)
Capitalized R&D expenditures	30,525	—	30,525
Deferred and equity-based compensation	9,413	—	9,413
Postretirement benefits	3,336	(252)	3,084
Tax credit and net operating loss carry-forwards	84,160	—	84,160
Valuation allowances	(82,180)	—	(82,180)
Other, net	26,959	(14,067)	12,892
Total	$101,446	$(86,349)	$15,097

	July 31, 2024
	Assets	Liabilities	Total
Inventories	$7,462	$(59)	$7,403
Employee compensation and benefits	9,248	—	9,248
Accounts receivable	1,828	—	1,828
Fixed assets	3,507	(8,148)	(4,641)
Intangible assets	639	(48,248)	(47,609)
Capitalized R&D expenditures	20,252	—	20,252
Deferred and equity-based compensation	9,071	—	9,071
Postretirement benefits	2,463	(52)	2,411
Tax credit and net operating loss carry-forwards	43,929	—	43,929
Valuation allowances	(47,224)	—	(47,224)
Other, net	20,346	(5,462)	14,884
Total	$71,521	$(61,969)	$9,552
Tax credit carry-forwards as of July 31, 2025 consist of the following:
•Foreign net operating loss carry-forwards of $204,016, of which $178,936 have no expiration date and the remainder of which expire from fiscal 2026 to fiscal 2035.
•State net operating loss carry-forwards of $22,423, all of which expire in fiscal 2032.
•Foreign tax credit carry-forwards of $16,919, which expire from fiscal 2026 to fiscal 2035.
•State credit carry-forwards of $13,955, which expire from fiscal 2026 to fiscal 2040.

Rate Reconciliation
A reconciliation of the income tax rate computed by applying the statutory U.S. federal income tax rate to income before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2025	2024	2023
Tax at statutory rate	21.0%	21.0%	21.0%
International rate differential (1)	0.8%	0.7%	1.7%
Adjustments to tax accruals and reserves	(0.9)%	0.2%	0.2%
Research and development tax credits	(1.9)%	(1.6)%	(1.3)%
Valuation allowance against foreign tax credits and foreign net operating loss carry-forwards	0.3%	0.2%	1.2%
Other adjustments, net	0.9%	(0.1)%	(0.3)%
Income tax rate	20.2%	20.4%	22.5%
(1)Represents the foreign income tax rate differential when compared to the U.S. statutory income tax rate for the years ended July 31, 2025, 2024, and 2023.
Uncertain Tax Positions
The Company follows the guidance in ASC 740, “Income Taxes” regarding uncertain tax positions. The guidance requires application of a more-likely-than-not threshold to the recognition and de-recognition of income tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance as of July 31, 2022	$20,564
Additions based on tax positions related to the current year	2,902
Additions for tax positions of prior years	792
Reductions for tax positions of prior years	(19)
Lapse of statute of limitations	(2,682)
Settlements with tax authorities	(782)
Cumulative translation adjustments and other	124
Balance as of July 31, 2023	$20,899
Additions based on tax positions related to the current year	3,130
Additions for tax positions of prior years	1,594
Reductions for tax positions of prior years	(43)
Lapse of statute of limitations	(2,666)
Settlements with tax authorities	(257)
Cumulative translation adjustments and other	(67)
Balance as of July 31, 2024	$22,590
Additions based on tax positions related to the current year	3,583
Additions for tax positions of prior years (1)	1,035
Reductions for tax positions of prior years	(1,616)
Lapse of statute of limitations	(4,111)
Settlements with tax authorities	(88)
Cumulative translation adjustments and other	409
Balance as of July 31, 2025	$21,802
(1) Includes acquisitions.

Of the $21,802 of unrecognized tax benefits, if recognized, $18,318 would affect the Company's income tax rate. The Company has classified $18,502 and $19,527, excluding interest and penalties, of the reserve for uncertain tax positions in “Other liabilities” on the consolidated balance sheets as of July 31, 2025 and 2024, respectively. The Company has classified $3,300 and $3,063, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the accompanying consolidated balance sheets as of July 31, 2025 and 2024, respectively.
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. The Company recognized interest expense of $299, $893, and $700 on the reserve for uncertain tax positions during the years ended July 31, 2025, 2024, and 2023, respectively. The Company also recognized benefits related to penalties of $120, $38, and $281 during the years ended July 31, 2025, 2024, and 2023, respectively. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2025 and 2024, the Company had $4,740 and $4,448, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2025 and 2024, the Company had $1,893 and $1,631, respectively, accrued for penalties on unrecognized tax benefits. Interest expense and penalties are recorded as a component of “Income tax expense” in the consolidated statements of income.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by up to $3,117 in the next 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or the expiration of statute of limitations, all of which, if recognized, would result in an income tax benefit in the consolidated statements of income.
During the year ended July 31, 2025, the Company recognized $6,033 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S., various states, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’22 — F’25

12. Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2025	2024	2023
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$189,256	$197,215	$174,857
Less:
Preferential dividends	(736)	(748)	(769)
Preferential dividends on dilutive stock options	(8)	(5)	(3)
Numerator for basic and diluted income per Class B Voting Common Share	$188,512	$196,462	$174,085
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	47,641	48,119	49,591
Plus: Effect of dilutive equity awards	451	377	278
Denominator for diluted income per share for both Class A and Class B	48,092	48,496	49,869
Net income per Class A Nonvoting Common Share:
Basic	$3.97	$4.10	$3.53
Diluted	$3.94	$4.07	$3.51
Net income per Class B Voting Common Share:
Basic	$3.96	$4.08	$3.51
Diluted	$3.92	$4.05	$3.49

Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of Brady's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 4,319, 113,641, and 549,031 for the years ended July 31, 2025, 2024, and 2023, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2025 and July 31, 2024, according to the valuation techniques the Company used to determine their fair values.

	July 31, 2025	July 31, 2024	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$19,998	$20,029	Level 1
Foreign exchange contracts	—	137	Level 2
Liabilities:
Foreign exchange contracts	$198	$730	Level 2
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Deferred compensation plan assets: The Company’s deferred compensation investments consist of investments in mutual funds, which are included in “Other assets” on the accompanying consolidated balance sheets. These investments were classified as Level 1 as the shares of these investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2 as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note 14, “Derivatives and Hedging Activities,” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the years ended July 31, 2025 and July 31, 2024.
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows as of July 31, 2025 and 2024:

	July 31, 2025	July 31, 2024
Designated as cash flow hedges	$53,542	$59,207
Non-designated hedges	4,380	4,459
Total foreign exchange contracts	$57,922	$63,666
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the accompanying consolidated balance sheets. For these instruments, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. At July 31, 2025 and 2024, unrealized losses of $493 and $124 have been included in AOCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the consolidated statements of comprehensive income. As of July 31, 2025 and July 31, 2024, the cumulative balance recognized in accumulated other comprehensive income were losses of $2,753 and $1,237, respectively, on any outstanding foreign currency denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	July 31, 2025	July 31, 2024	July 31, 2023
(Losses) gains recognized in OCI:
Forward exchange contracts (cash flow hedges)	$(963)	$517	$2,680
Foreign currency denominated debt (net investment hedges)	(1,516)	509	(1,746)
(Losses) gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	(594)	2,221	2,140
Fair values of derivative and hedging instruments in the accompanying consolidated balance sheets were as follows:

	July 31, 2025			July 31, 2024
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$—	$197	$—	$137	$726	$—
Foreign currency denominated debt (net investment hedges)	—	—	34,536	—	—	34,060
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	1	—	—	4	—
Total derivative instruments	$—	$198	$34,536	$137	$730	$34,060

15. Acquisitions
On August 1, 2024, the Company acquired all of the outstanding shares of Gravotech. Headquartered in Lyon, France, Gravotech is a leader in the design, manufacture and distribution of innovative solutions for specialized engraving, marking and cutting, offering laser, mechanical engraving, scribing and dot peen capabilities across multiple industries. The acquisition of Gravotech expands the Company’s identification product offerings and research and development capabilities to include specialized direct part marking and engraving expertise. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. Net sales and net loss attributable to Gravotech from the acquisition date through July 31, 2025 were $113,919 and $15,375, respectively. The net loss attributable to Gravotech is due to a non-recurring increase in cost of goods sold related to the fair value adjustment to inventory upon acquisition and amortization expense for intangible assets. The purchase price allocation was finalized in the fourth quarter of the year ended July 31, 2025. Measurement period adjustments did not have a material impact on the Company's consolidated statement of income.
The purchase price allocation included goodwill of $66,178 of which $46,951 was assigned to the Americas & Asia segment and $19,227 was assigned to the Europe & Australia segment. The goodwill for this acquisition is not deductible for tax purposes.
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Cash and cash equivalents	$7,469
Accounts receivable, net	23,697
Inventories	21,190
Prepaid expenses and other current assets	549
Property, plant and equipment — net	2,472
Goodwill	66,178
Other intangible assets	64,099
Operating lease assets	6,800
Other assets	1,034
Accounts payable	(17,353)
Accrued compensation and benefits	(9,106)
Taxes, other than income taxes	(6,680)
Accrued income taxes	(1,807)
Other current liabilities	(17,688)
Operating lease liabilities	(6,800)
Other liabilities	(5,678)
Net assets acquired	$128,376
Less: cash acquired	(7,469)

Fair value of total consideration	$120,907
The following table presents the unaudited pro forma operating results of the Company for the year ended July 31, 2025 and 2024, reflecting the acquisition of Gravotech as if it had occurred at the beginning of fiscal year 2024. The unaudited pro forma operating results for the year ended July 31, 2025 do not contain any adjustments to the accompanying condensed consolidated financial statements. The unaudited pro forma operating results for the year ended July 31, 2024 include Gravotech’s normal operating results and pro forma adjustments to include cumulative expenses, net of tax, for the non-recurring fair value adjustment to inventory, amortization expense for acquired intangible assets and interest expense on acquisition-related debt. The unaudited pro forma operating results are presented for comparative purposes only and do not necessarily reflect future operating results or those that would have occurred had the acquisition been completed at the beginning of fiscal year 2024.

	Years Ended July 31,
	2025	2024
Net sales, pro forma	$1,513,605	$1,457,537
Net income, pro forma	189,256	189,258

On October 1, 2024, the Company acquired all of the outstanding shares of AB&R for $14,827, net of cash acquired. Based in Phoenix, Arizona, AB&R provides integrated solutions for asset tracking, inventory management, and workflow optimization using advanced identification and tracking technologies, including barcoding, radio frequency identification (“RFID”) and Internet of Things (“IoT”)-based systems. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. The purchase price allocation was finalized in the fourth quarter of the year ended July 31, 2025. The purchase price allocation included goodwill of $10,079, intangible assets of $4,600, and net tangible assets of $148. The goodwill for this acquisition is assigned to the Americas & Asia segment and is deductible for tax purposes. Acquisition-related expenses of $305 were recognized in SG&A expenses during the year ended July 31, 2025.
On April 1, 2025, the Company acquired certain assets and liabilities representing the Microfluidic Solutions business unit of Funai Electric Co., Ltd., for $10,731. Headquartered in Lexington, Kentucky, with a manufacturing facility in Cebu, Philippines, Microfluidic Solutions specializes in the research, development and manufacturing of advanced inkjet microfluidic technologies. The acquisition was funded through cash on hand and borrowings under the Company’s existing credit agreement. The purchase price allocation was finalized in the fourth quarter of the year ended July 31, 2025. The purchase price allocation included property, plant and equipment of $13,315, inventories of $3,028, accounts payable of $1,111, and other liabilities of $3,903.
The accompanying consolidated financial statements include the results of AB&R and Microfluidic Solutions from the date of acquisition through July 31, 2025. Pro forma and other financial information are not presented for AB&R or Microfluidic Solutions because their impact on the Company's results of operations and financial position is immaterial.

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

17. Subsequent Events
On August 4, 2025, the Company acquired MECCO Partners LLC, a company that specializes in automated laser engraving systems, headquartered in Pittsburgh, Pennsylvania, for a cash purchase price of approximately $20,000, subject to a working capital adjustment provision. The Company expects to allocate a significant portion of the purchase price to goodwill and intangible assets. The assignment of goodwill to the Company’s existing reporting units is not complete as of the financial statements issuance date.
On September 3, 2025, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.96 to $0.98 per share. A quarterly dividend of $0.245 will be paid on October 31, 2025, to shareholders of record at the close of business on October 10, 2025. This dividend represents an increase of 2.1% and is the 40th consecutive annual increase in dividends.

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
With the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2025, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company's internal control over financial reporting related to Gravotech, AB&R and Microfluidic Solutions. The summation of the acquisitions represented 7.7% of the Company's consolidated total assets (excluding goodwill and intangible assets which were included in management's assessment of internal control over financial reporting) as of July 31, 2025 and 9.4% of the consolidated net sales for the year ended July 31, 2025. Based on the assessment, management concluded that, as of July 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.
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
The Company’s internal control over financial reporting, as of July 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brady Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2025, of the Company and our report dated September 4, 2025 expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Gravotech Holding (“Gravotech”), American Barcode and RFID Incorporated (“AB&R”), and the Microfluidic Solutions business unit of Funai Electric Co., Ltd. (“Microfluidic Solutions”), which were acquired on August 1, 2024, October 1, 2024, and April 1, 2025, respectively, and whose financial statements constitute 7.7% of total assets and 9.4% of net sales of the consolidated financial statement amounts as of and for the year ended July 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Gravotech, AB&R, and Microfluidic Solutions.
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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 4, 2025

Item 9B. Other Information
During the three months ended July 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Russell R. Shaller	62	President, CEO and Director
Ann E. Thornton	43	Chief Financial Officer, Chief Accounting Officer and Treasurer
Olivier Bojarski	46	President – Americas & Asia
Thomas F. DeBruine	58	Chief Operating Officer
Andrew T. Gorman	45	General Counsel and Secretary
Brett Wilms	51	President – EMEA & Australia
Patrick W. Allender	78	Director
David S. Bem	56	Director
Elizabeth P. Bruno	58	Director
Joanne Collins Smee	68	Director
Deidre E. Cusack	60	Director
Anne De Greef-Safft	63	Director
Christopher M. Hix	63	Director
Vineet Nargolwala	53	Director
Bradley C. Richardson	67	Director
Michelle E. Williams	64	Director
Russell R. Shaller – Mr. Shaller joined the Company in 2015 and has served on the Company’s Board of Directors and as the Company’s President and CEO since April 2022 after serving as the Company’s Senior Vice President and President - Identification Solutions from 2015 to 2022. From 2008 to 2015, he served as President, Teledyne Microwave Solutions. Before joining Teledyne, Mr. Shaller held a number of positions of increasing responsibility at W.L. Gore & Associates, including Division Leader, Electronic Products Division from 2003 to 2008 and General Manager of Gore Photonics from 2001 to 2003. Prior to joining W.L. Gore in 1993, Mr. Shaller worked in engineering and program management positions at Westinghouse Corporation. In 2023, Mr. Shaller was elected to the Board of Directors of Quaker Houghton. Mr. Shaller holds a bachelor’s degree in electrical engineering from the University of Michigan, a master’s degree in electrical engineering from Johns Hopkins University and a master’s degree in business administration from the University of Delaware.
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
Patrick W. Allender – Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Corporate Governance Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. He served as a director of Colfax Corporation from 2008 to 2022, when ESAB Corporation separated from Colfax Corporation. Mr. Allender joined ESAB Corporation’s board in 2022, and currently serves as a director. Mr. Allender previously served as a director of Diebold Nixdorf, Inc. from 2011 to 2020. He has a bachelor's degree in accounting from Loyola University Maryland and is a certified public accountant. Mr. Allender's strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.
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
Elizabeth P. Bruno, Ph.D – Dr. Bruno was elected to the Board of Directors in 2003. She serves as the Chair of the Corporate Governance Committee and is a member of the Management Development and Compensation, Finance, and Technology Committees. Dr. Bruno is the President of the Brady Education Foundation in Chapel Hill, North Carolina. Dr. Bruno has a bachelor’s degree in psychology from the University of Rochester, a master of child clinical psychology degree from the University of North Carolina Chapel Hill and a doctorate in developmental psychology from the University of North Carolina Chapel Hill. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family's history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company's shareholders.
Joanne Collins Smee – Ms. Collins Smee was elected to the Board of Directors in 2022. She serves as Chair of the Management Development and Compensation Committee, and is a member of the Audit Committee. Ms. Collins Smee was the Executive Vice President and President, Americas, for Xerox Corporation and had been in this role from June 2022 until her retirement in 2023. She was also an Executive Vice President of Xerox Holdings Corporation during that same period. Previously, she was Chief Commercial, SMB and Channels Officer for Xerox from February 2020 to June 2022. Ms. Collins Smee joined Xerox in September 2018 as Senior Vice President and Chief Commercial Officer. Before Xerox, she led

Technology Transformation Services for the U.S. Federal Government and spent more than two decades at IBM in global executive roles spanning client sales and delivery of technical products and services. Ms. Collins Smee has a bachelor’s degree of arts from Boston College, a master of business administration degree from New York University and a master of arts degree from Columbia University. Ms. Collins Smee’s extensive experience in high-technology global business and strong leadership skills provide the Board with important expertise in product and services innovation.
Deidre E. Cusack – Ms. Cusack was elected to the Board of Directors in 2024 and serves as a member of the Technology Committee. She was the Executive Vice President of Global Products & Solutions of Dematic from 2020 until her retirement in 2024. She previously was Group Senior Vice President & Global Product Group Manager of Distribution Transformers for ABB. Prior to ABB, she spent 19 years with Ametek, Inc. in a variety of business unit leadership roles. Ms. Cusack serves on the boards of Central Moloney and Rosendin Electric. Ms. Cusack has a bachelor's degree in optics from the University of Rochester and a master's degree in electrical engineering from Tufts University. Ms. Cusack's extensive experience in technology and research and development provides the Board with valuable expertise in new product development and innovation. Ms. Cusack was originally identified as a director nominee by a third-party search firm through a process conducted by the Corporate Governance Committee of the Board of Directors.
Anne De Greef-Safft – Ms. De Greef-Safft was elected to the Board of Directors in 2025 and serves as a member of the Audit Committee. From 2018 to 2024, she provided strategic and operational consulting services to private equity firms, including Windjammer Capital, and their portfolio companies. She was Group President of the Food Service Equipment Group for Standex International from 2015 to 2017. Prior to Standex, she held four successive positions at Danaher over a period of 12 years. She previously served in a variety of engineering, marketing, sales and business development roles within several global manufacturing companies. Ms. De Greef-Safft also serves on the board of Benchmark Electronics. A native of Belgium, Ms. De Greef-Safft has a bachelor’s and master’s degree in electronics engineering from the Catholic University of Louvain in Belgium, and a master of business administration from Babson College in Wellesley, Massachusetts. Ms. De Greef-Safft brings to the Company broad business acumen in global innovation-driven industrial companies as well as public company governance experience. Ms. De Greef-Safft was originally identified as a director nominee by a third-party search firm through a process conducted by the Corporate Governance Committee of the Board of Directors.
Christopher M. Hix – Mr. Hix was elected to the Board of Directors in May 2024. He serves as the Chair of the Audit Committee and is a member of the Finance Committee. He served as the Executive Vice President and Chief Financial Officer of Enovis Corporation from 2016 to 2022 (and its predecessor Colfax Corporation). He previously served as the Senior Vice President and Chief Financial Officer of OM Group, and as the Senior Vice President and Chief Financial Officer of Robbins & Myers. Prior to Robbins & Myers, he spent 14 years with Roper Industries (now Roper Technologies) in a variety of operating, financial and strategic roles. Mr. Hix served on the board of ESAB Corporation from 2021 through 2024. Mr. Hix has a bachelor’s degree in business administration from the University of Southern California and a master of business administration from St. Mary’s College of California. He brings to the Company extensive knowledge and background in finance, global business operations, and mergers and acquisitions from his past experiences as the CFO of public companies.
Vineet Nargolwala – Mr. Nargolwala was elected to the Board of Directors in 2022. He serves as a member of the Finance and Management Development and Compensation Committees. Mr. Nargolwala served as President, Chief Executive Officer and Director of Allegro MicroSystems, Inc. from 2022 to February 2025. Prior to joining Allegro, Mr. Nargolwala was with Sensata Technologies from 2013 to June 2022, most recently serving as the Executive Vice President, Sensing Solutions, from March 2020 to June 2022. Before joining Sensata, he was with Honeywell International, Inc., in business strategy and leadership roles of increasing responsibility. Mr. Nargolwala has a bachelor’s degree in electrical engineering from Maharaja Sayajirao University, a master of science in electrical engineering from the University of Texas-Arlington and a master in business administration from Cornell University. Mr. Nargolwala’s extensive experience in high-technology global business and strong leadership skills, provides the Board with important expertise in product and services innovation.
Bradley C. Richardson – Mr. Richardson was elected to the Board of Directors in 2007 and became Chairman of the Board in May 2021. He serves as the Chair of the Board of Directors and is a member of the Audit, Corporate Governance, Finance and Management Development and Compensation Committees. He served as the Executive Vice President and CFO of Avient Corporation from 2013 through 2020. He previously served as the Executive Vice President and CFO of Diebold, Inc. and as Executive Vice President Corporate Strategy and CFO of Modine Manufacturing. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles. Mr. Richardson has served on the boards of Modine Manufacturing and Tronox, Inc. In 2023, Mr. Richardson was elected to the Board of Directors of Virco Mfg. Corporation. Mr. Richardson has a bachelor’s degree in finance and economics from Miami University and a master of business administration in accounting and finance from Indiana University. He brings to the Company extensive knowledge and global experience in the areas of operations, strategy, accounting, tax accounting and finance, which are areas of critical importance to the Company as a global company.

Michelle E. Williams, Ph.D – Dr. Williams was elected to the Board of Directors in 2019. She serves as the Chair of the Technology Committee and is a member of the Corporate Governance Committee. Dr. Williams served as Global Group President of Altuglas International, a subsidiary of Arkema S.A., through May 2021. Prior to joining Arkema in 2011, she spent 23 years with Rohm and Haas Company and Dow Chemical in manufacturing, commercial, strategy and general management positions. She was General Manager, Chemical Mechanical Polishing Technologies, and later, General Manager, Adhesives and Sealants. In 2023, Dr. Williams was elected to the Board of Directors of Cabot Corporation. She has a bachelor’s degree in chemistry from Pace University and a doctorate in physical chemistry from the University of Utah. Dr. Williams’ experience in commercial, technology and business leadership roles provides the Board with important expertise in innovation, new product development and operations.
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
Risk Oversight - The Board oversees the Company's risk management processes directly and through its committees. In general, the Board oversees the management of risks inherent in the operation of the Company's businesses, the implementation of its strategic plan, its acquisition and capital allocation program and its organizational structure. Each of the Board's committees also oversees the management of Company risks that fall within the respective committee's areas of responsibility. Specifically, cybersecurity is a critical part of risk management for the Company. The Audit Committee is aware of the rapidly evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection, and mitigation of the effects of any such incidents on the Company. Additionally, the Audit Committee, Corporate Governance Committee, Management Development and Compensation Committee, and Technology Committee, each review certain risks, exposures and opportunities relating to the Company’s ESG strategies, initiatives, policies and practices. The Company's management is responsible for reporting significant risks to executive management as a part of the disclosure process. The significance of the risk is assessed by executive management and escalated to the respective Board committee or the Board of Directors as deemed appropriate. The Company reviews its risk assessment with the Audit Committee annually.
Audit Committee Financial Expert - The Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Hix, Chair of the Audit Committee; Allender, member of the Audit Committee; and Richardson, member of the Audit Committee, are financial experts under the rules of the SEC and financially literate and independent under the rules of the NYSE.
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

Meetings of Non-management Directors - The non-management directors of the Board regularly meet without any members of management present. The Chair of the Board, Mr. Richardson, is the presiding director at these sessions. In fiscal 2025, executive sessions were conducted at all regularly scheduled Board meetings. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-877-781-9309.
Audit Committee Members - The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Hix (Chair), Allender, Bem and Richardson and Mses. Collins Smee and De Greef-Safft. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE.
Code of Ethics - The Company has a code of ethics. This code of ethics applies to all of the Company's employees, officers and directors. The code of ethics can be viewed at the Company's corporate website, www.bradyid.com, or may be obtained in print by any person, without charge, by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201, or by contacting investor@bradycorp.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its website.
Insider Trading Policy - The Company’s Board of Directors has adopted an insider trading policy which governs the purchase, sale and other dispositions of our securities by the Company, directors, officers and employees, and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to us. Our insider trading policy has been filed as Exhibit 19 to this Annual Report on Form 10-K. We reserve the right to purchase securities outside of the scope of the insider trading policy subject to compliance with applicable laws.
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
Director Qualifications - Brady's Corporate Governance Committee reviews the individual skills and characteristics of the directors, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, age, skills, expertise, and industry backgrounds in the context of the needs of the Board and the Company. The Corporate Governance Committee seeks a broad range of perspectives and considers both the personal characteristics and experience of directors and prospective nominees to the Board so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company's businesses. The Board does not discriminate on the basis of race, national origin, gender, religion, disability, or sexual orientation in selecting director candidates.
DELINQUENT SECTION 16(a) REPORTS
To the Company’s knowledge, based solely on a review of the Section 16(a) filings and written representations that no other reports were required, during the fiscal year ended July 31, 2025, all Section 16(a) filing requirements were complied with applicable to the Company's officers, directors and greater than 10 percent beneficial owners.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Our Compensation Discussion and Analysis describes the Company's executive compensation pay-for-performance philosophy and practices, the elements of our executive compensation programs, and the compensation decisions the Management Development and Compensation Committee (the “Committee”) has made under those programs and the factors considered in making those decisions. The Compensation Discussion and Analysis also analyzes the total compensation of Brady’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and the three other most highly compensated executive officers that were serving as executive officers as of July 31, 2025.
For fiscal 2025, the following named executive officers' (the “NEOs”) compensation is disclosed and discussed in this section:
•Russell R. Shaller, President, Chief Executive Officer and Director;
•Ann E. Thornton, Chief Financial Officer, Chief Accounting Officer and Treasurer;
•Olivier Bojarski, President - Americas & Asia;
•Thomas F. DeBruine, Chief Operating Officer; and
•Andrew T. Gorman, General Counsel and Secretary.
Executive Summary
Fiscal 2025 Business Highlights
Refer to Item 1 “General Development of Business” for a business overview and key initiatives during fiscal 2025. Highlights for fiscal 2025 include:
•The Company completed the acquisitions of Gravotech Holding (“Gravotech”), American Barcode and RFID Incorporated (“AB&R”), and the Microfluidic Solutions business unit of Funai Electric Co., Ltd. (“Microfluidic Solutions”) during fiscal 2025.
•Investments in R&D increased 17.9% to $79.9 million in fiscal 2025 compared to $67.7 million in fiscal 2024, demonstrating the Company's continued focus on innovation.
•Net sales were $1,513.6 million in fiscal 2025 compared to $1,341.4 million in fiscal 2024, an increase of 12.8%. Organic sales increased 2.6%, acquisitions increased sales by 10.5% and divestitures decreased sales by 0.3%.
Refer to Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of fiscal 2025 results.
Fiscal 2025 Executive Summary
For fiscal 2025, the Board of Directors approved a 17.2% increase in base salary for Mr. Shaller. In addition, Mr. Shaller recommended and the Committee approved increases in base salary for Ms. Thornton and Messrs. Bojarski and Gorman. All increases were made to recognize the performance, current scope of responsibilities and peer company data for each executive.
The Company's fiscal 2025 annual equity grants consisted of 50% time-based restricted stock units (“RSUs”) and 50% performance-based restricted stock units (“PRSUs”) to align executive compensation with the creation of long-term shareholder value. The RSUs vest equally over three years and are intended to facilitate retention and align with the creation of long-term shareholder value. The PRSUs reinforce the Company's pay-for-performance philosophy because award payout increases and decreases based on Company performance. Specifically, the PRSU awards granted in fiscal 2025 will vest based on achievement of performance conditions relating to Company revenue and diluted earnings per share (“EPS”) targets as set forth in the below table:

Performance Period	Weighting
August 1, 2024 through July 31, 2025	25%
August 1, 2025 through July 31, 2026	25%
August 1, 2026 through July 31, 2027	25%
August 1, 2024 through July 31, 2027	25%
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

Ownership Requirements
The Company believes that the interests of shareholders and executives are aligned when executives are shareholders in possession of a meaningful amount of Company stock. Furthermore, stock ownership requirements encourage positive performance behaviors and discourage executive officers from taking excessive risk. In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company's stock, stock ownership requirements have been established and are equal to a specified multiple of the executive officer's base salary. Our NEOs are expected to obtain the required ownership levels within five years of becoming an executive officer. Refer to the heading “Stock Ownership Requirements” for further discussion of the stock ownership requirements established for each NEO and the actions that the Company may take when an executive is not in compliance with his or her respective stock ownership requirement.

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
Consultant's Role
The Committee has historically utilized the services of an executive compensation consulting firm to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation programs. In fiscal 2025, the Committee utilized the services of Pearl Meyer as their compensation consultant, which was determined to be independent by the Corporate Governance Committee. In fiscal 2025, the compensation consultant completed an analysis of the Company's current compensation peer group, reviewed the Company's short-term and long-term incentive framework relative to market trends and the Company's strategy and objectives, completed a peer group review of CEO annual total compensation, presented to the Board of Directors any significant regulatory changes and executive compensation trends, and worked on ad hoc compensation-related requests from the Management Development & Compensation Committee throughout the year.
Management’s Role
To aid in determining compensation for fiscal 2025, management obtained compensation data on peer group executive officer compensation through a subscription with Equilar, Inc. and published survey data from various third parties. Our CEO, Mr. Shaller, used this data to make recommendations to the Committee concerning compensation for each executive officer other than himself. Mr. Shaller made no recommendation with respect to his own compensation. In setting compensation for each executive officer, the Committee takes into consideration these recommendations, along with Company results during the fiscal year, the level of responsibility and demonstrated leadership capability, third-party market compensation data, and the results of annual performance reviews which, for our CEO, included a self-assessment and feedback from his direct reports and each member of the Board of Directors. The Committee also took into consideration the recommendations of Pearl Meyer with respect to compensation elements for the CEO. Mr. Shaller did not attend the portion of any meeting during which the Committee discussed matters related specifically to his compensation.
Elements of Compensation
Our total compensation program includes five elements: base salary, annual cash incentives, long-term equity incentives, employee benefits, and perquisites. We use these elements of compensation to attract, retain, motivate, develop and reward our executives.
Our compensation philosophy is to allocate a significant portion of total compensation to long-term compensation (equity incentive awards) in order to align the achievement of performance goals for our executives with shareholder interests. For fiscal 2025, equity incentive awards comprised 70% of Mr. Shaller’s total target compensation in his role as President, Chief Executive Officer and Director of the Company and on average, 43% of the total target compensation of the other NEOs.

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
Benchmarking Total Compensation
The Committee uses peer group data to assess the reasonableness and competitiveness of several elements of compensation, including base salaries, annual cash incentives, and long-term equity awards of positions similar to those of our NEOs. The guiding principles of the Company's peer group company selection process includes considerations for company size and scope, industry focus, operational scope, product and workforce. The following 18 companies were included in the fiscal 2025 total compensation analysis conducted using publicly available data:

Albany International Corp.	Franklin Electric Co., Inc.	Methode Electronics, Inc.
Allegion plc	Graco Inc.	MSA Safety Incorporated
Barnes Group Inc.	Helios Technologies, Inc.	Nordson Corporation
EnPro Industries, Inc.	IDEX Corporation	Tennant Company
ESCO Technologies Inc.	Ingevity Corporation	TriMas Corporation
Federal Signal Corp.	Kadant Inc.	Watts Water Technologies, Inc.

Fiscal 2025 Named Executive Officer Compensation
Base Salaries
The table below reflects the base salary for each NEO in effect at the end of each fiscal year.

Named Executive Officer	July 31, 2025	July 31, 2024	Percentage Change
Russell R. Shaller	$1,025,000	$874,500	17.2%
Ann E. Thornton	515,000	472,500	9.0%
Olivier Bojarski	490,000	466,500	5.0%
Thomas F. DeBruine	450,000	450,000	—%
Andrew T. Gorman	375,000	345,000	8.7%
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

Management and the Committee annually evaluate the performance metrics of the cash incentive award program, and concluded that the elements of the fiscal 2025 plan represent critical elements of the Company’s performance that when combined, are designed to result in sustainable long-term sales and profit growth. Set forth below is a description of the fiscal 2025 financial performance metrics for the annual cash incentive plan:

Performance Metric	Definition	Weighting	NEO
Total sales	Total sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	35%	Messrs. Shaller, DeBruine, Gorman and Ms. Thornton

Total income before income taxes	Total income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, current year acquisitions or divestitures, and other adjustments approved by the Committee. In fiscal 2025, other adjustments include facility closure and other reorganization costs.	65%	Messrs. Shaller, DeBruine, Gorman and Ms. Thornton

Division sales	Division sales is measured as division net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	25%	Mr. Bojarski

Division operating income	Division operating income is measured as division net sales less cost of goods sold, selling expenses, research and development expenses, and administrative expenses calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, current year acquisitions or divestitures, and other adjustments approved by the Committee. In fiscal 2025, other adjustments include facility closure and other reorganization costs.	45%	Mr. Bojarski

Total sales	Total sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	10%	Mr. Bojarski

Total income before income taxes	Total income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures, current year acquisitions or divestitures, and other adjustments approved by the Committee. In fiscal 2025, other adjustments include facility closure and other reorganization costs.	20%	Mr. Bojarski
The funding level of the fiscal 2025 annual cash incentive plan was determined based on the level of achievement of the annual sales and profit metrics described above compared to stated thresholds that were established at the beginning of the fiscal year. These thresholds are set forth in the tables below for each NEO. The annual cash incentive plan also includes a minimum profit threshold that must be exceeded in order for any cash incentive amount to be funded, regardless of the achievement of revenue. In addition, plan participants must be employed on the payment date to receive the payout of their annual incentive award.
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
The Company's rating system consists of five performance level ranges that are applied to the available annual cash incentive that is earned and payable based upon the NEO's contribution to the fiscal year objectives and their individual annual goals: Unsatisfactory - 0%; Needs Improvement - 50%; Fully Meets Objectives - 75% to 110%; Exceeds Objectives - 95% to 125%; and Outstanding - 120% to 150%. The annual cash incentive target is calculated as a percentage of the NEO’s eligible compensation, which is defined as base salary paid during the fiscal year. The achievement of the financial performance metrics defined in the table above is applied to this target for each NEO, and their individual performance rating is then applied, resulting in the annual cash incentive award. The following sections detail this calculation for each NEO.
Messrs. Shaller, DeBruine and Gorman and Ms. Thornton
The cash incentive payable to Messrs. Shaller, DeBruine and Gorman and Ms. Thornton for fiscal 2025 was based on total sales and income before income taxes. For fiscal 2025, an annual cash incentive was funded for the achievement of total sales and income before income taxes. The multiplier for individual performance was applied to the two components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual cash incentive award earned for Messrs. Shaller, DeBruine and Gorman and Ms. Thornton were as follows:

				Fiscal 2025 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Sales (35%)(millions)	$1,308.5	$1,377.4	$1,447.1 or more		$1,364.9	82%
Income Before Income Taxes (65%)(millions)	$235.2	$261.3	$284.8 or more		$266.6	123%
Individual Performance Multiplier	0%	100%	150%			Varies
Fiscal 2025 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
R.R. Shaller	0%	115%	345%	120%	138%	$1,373,414
A.E. Thornton	0%	70%	210%	120%	84%	$425,380
T.F. DeBruine	0%	60%	180%	153%	92%	$412,020
A.T. Gorman	0%	60%	180%	120%	72%	$265,625
Mr. Shaller's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Strategy - Objective focused on establishing the strategic direction for the total company in order to drive long-term sales growth. Advanced the Company’s strategic direction by executing against its long-term growth objectives, including completing and integrating three acquisitions that expanded our presence in targeted markets.
•Total organic sales growth - Objective focused on delivering organic sales growth. The Company’s organic sales growth rate was 2.6% in fiscal 2025.
•Total income before income taxes - Objective focused on improving income before income taxes while making the investments for sustainable long-term organic sales growth. In fiscal 2025, the Company exceeded its income before income taxes target, while increasing investments in R&D by 17.9% and completing and integrating three acquisitions to support sustainable long-term organic sales growth.
After a review of Mr. Shaller's performance, the Committee determined that Mr. Shaller's resulting performance level was 110% for his individual performance multiplier.

Ms. Thornton's individual performance multiplier for her role as CFO was the result of her contribution to several fiscal year objectives and individual annual goals as follows:
•Selling, general and administrative expenses - Objective focused on reducing selling, general and administrative expenses throughout the Company, with a specific focus on reducing general and administrative expenses in a sustainable manner while continuing to invest in sales-generating resources. As a percentage of net sales, SG&A expenses increased from 28.1% in fiscal 2024 to 29.4% in fiscal 2025 primarily due to incremental amortization expense from acquired businesses, facility closure and other reorganization costs, and non-recurring acquisition related costs. These actions reflect deliberate short-term costs increases intended to create a more effective and efficient operating environment in the future.
•Income before income taxes - Objective focused on improving income before income taxes while making the investments for sustainable long-term organic sales growth. In fiscal 2025, the Company exceeded its income before income taxes target, while increasing investments in R&D by 17.9% and completing and integrating three acquisitions to support sustainable long-term organic sales growth.
•Cash flow - Objective focused on delivering strong cash flow in relation to net income. In fiscal 2025, net cash provided by operating activities was $181.2 million, or 95.7% of net income.
After a review of Ms. Thornton's performance, the Committee determined that Ms. Thornton's resulting performance level was 110% for her individual performance multiplier.
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
•Facilities - Objective focused on overseeing all aspects of physical location management, including site selection, site closures and facility ownership or lease rationalization, to ensure optimal operational efficiency and continuity.
•ESG - Objective focused on fostering a culture of sustainability, integrating ESG considerations into daily operations, with a focus on reducing waste.
After a review of Mr. DeBruine's performance, the Committee determined that Mr. DeBruine's resulting performance level was 140% for his individual performance multiplier.
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
After a review of Mr. Gorman's performance, the Committee determined that Mr. Gorman's resulting performance level was 110% for his individual performance multiplier.
Mr. Bojarski
The cash incentive payable to Mr. Bojarski for fiscal 2025 was based on achievement of Americas & Asia segment sales and operating income. For fiscal 2025, a cash incentive was funded for the achievement of the Americas & Asia segment sales and operating income, as well as total company sales and total company income before income taxes based upon the achievement of the financial targets established at the beginning of the fiscal year. The multiplier for individual performance was applied to the achievement of these components to arrive at the final cash incentive award achieved.

The threshold, target, maximum and actual payout amounts for Mr. Bojarski were as follows:

				Fiscal 2025 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Americas & Asia Division Sales (25%)(millions)	$866.3	$911.9	$958.6 or more		$921.8	121%
Americas & Asia Division Operating Income (45%)(millions)	$214.0	$237.7	$259.2 or more		$241.3	117%
Total Company Sales (10%)(millions)	$1,308.5	$1,377.4	$1,447.1 or more		$1,364.9	82%
Total Company Income Before Income Taxes (20%)(millions)	$235.2	$261.3	$284.8 or more		$266.6	123%
Individual Performance Multiplier	0%	100%	150%			125%
Fiscal 2025 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
O. Bojarski	0%	75%	225%	145%	111%	$527,960
Mr. Bojarski's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals in his role as President - Americas & Asia as follows:
•Americas & Asia segment profit - Objective focused on improving segment profit in the Americas & Asia segment while making the investments for sustainable long-term organic sales growth. In fiscal 2025, segment profit in the Americas & Asia segment was $209.8 million, an improvement of 6.6% over the prior year.
•Americas & Asia organic sales growth - Objective focused on delivering organic sales growth in the Americas & Asia segment. Organic sales within the Americas & Asia segment increased by 4.8% in fiscal 2025.
•Innovation development process - Objective focused on implementing sustainable processes to grow the Company’s pipeline of new products and to deliver the new products to market in a timely and cost-effective manner. Advanced this objective by strengthening product development processes, supporting growth in the new product pipeline, and working to deliver products to market in a timely and cost-effective manner.
After a review of Mr. Bojarski's performance, the Committee determined that Mr. Bojarski's resulting performance level was 125% for his individual performance multiplier as President - Americas & Asia.

Long-Term Equity Incentive Awards
For fiscal 2025, the Committee reviewed historical award sizes and median levels of equity awarded to similar positions at our peer companies and other relevant market data. The Committee then approved the fiscal 2025 awards consisting of a combination of RSUs and PRSUs to align executive compensation with the creation of long-term shareholder value. The Committee uses its discretion in combination with peer group data, analysis of actual pay and performance, and advice from its independent compensation consultant to determine the size and type of equity awards granted to the CEO. For all other executives, the Committee also considers the input from the CEO when determining the size and type of annual equity awards.
RSUs: RSUs generally vest one-third annually for three years. The Committee has the ability to vary the vesting schedule for new RSU grants in accordance with the terms of the plan. All RSUs are granted following the Committee's approval, with a fair value equal to the average of the high and low stock price on the grant date.
PRSUs: PRSUs granted in fiscal 2025 include two vesting criteria: 50% of the shares vest based on diluted EPS targets, and 50% of the shares vest based on revenue performance. Each of these metrics is based on achievement over four separate performance periods as discussed in the Executive Summary. The diluted EPS performance measure aligns executive compensation with the creation of long-term shareholder value. If threshold performance is not achieved for a particular performance period, then no award will vest relative to that performance period. PRSUs will vest between 0% and 200% of target depending on the relative three-year achievement of revenue and diluted EPS growth goals over the respective performance periods.
No dividends are paid or accrued on the RSUs or PRSUs prior to the issuance of shares.

The following is a summary of long-term equity incentive awards granted to the Company's NEOs during fiscal 2025:

Named Officers	Total Grant Date Fair Value	PRSUs (at target) Grant Date Fair Value	RSUs Grant Date Fair Value
R.R. Shaller	$4,990,208	$2,590,176	$2,400,032
A.E. Thornton	800,043	400,013	400,030
O. Bojarski	750,035	375,007	375,028
T.F. DeBruine	490,078	252,523	237,555
A.T. Gorman	368,998	193,985	175,013
PRSUs Earned for the Fiscal 2023 - 2025 Performance Period
The table below outlines the performance metrics, performance levels and actual performance achievement for the fiscal 2023 - 2025 PRSU cycle for the TSR and compound annual growth rate (“CAGR”) metrics:

Performance Metric	Threshold (25%)	Target (100%)	Maximum (200%)	Actual Performance	% Payout Achieved
Relative TSR Percentile	25th	50th	75th	61st	141%

Performance Period	Weight	Performance Metric	Threshold (25%)	(1) Target (100%)	Maximum (200%)	Actual Performance	% Payout Achieved
August 1, 2022 - July 31, 2023	25%	Year 1 CAGR	3.3%	6.0%	11.3%	2.5%	—%
August 1, 2023 - July 31, 2024	25%	Year 2 CAGR	4.7%	6.0%	8.6%	2.3%	—%
August 1, 2024 - July 31, 2025	25%	Year 3 CAGR	5.1%	6.0%	7.7%	6.1%	104%
August 1, 2022 - July 31, 2025	25%	Total CAGR	3.1%	4.0%	5.7%	2.0%	—%
Total Payout Achieved							26%
(1)The target performance and baseline have been adjusted to reflect divestitures. As the Company divested businesses in fiscal 2023 and fiscal 2024, the corresponding baseline and target performance has been adjusted for these performance periods. The Company's target performance was a CAGR of 6% for each of these years.
During fiscal year 2025, the Management Development and Compensation Committee approved a modification to the performance vesting conditions for the above awards. Specifically, the performance metrics for a portion of the PRSU awards granted in fiscal year 2023 were adjusted to include revenue from acquisitions in the achievement of the revenue target. This is considered a Type III modification under ASC Topic 718, “Share-Based Payment” as the modification resulted in a change to the probability of vesting from improbable to probable. The Management Development and Compensation Committee made the decision to align these awards with the PRSUs granted in fiscal 2024 and fiscal 2025, which include the revenue from acquisitions as part of the performance metric. There was no modification made to the portion of awards vesting based on the TSR metric. The PRSUs achieved a total payout of 84%, with half the awards vesting based on the TSR metric, and the other half vesting based on the revenue growth metric.
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

The Funded Retirement Plan is a defined contribution plan through which the Company contributes 4% of the annual wages of each eligible participant. In addition, participants may elect to defer up to 5% of their annual wages into the Matched 401(k) Plan, which is matched up to an additional 4% contribution from the Company. Participants may elect to contribute an additional 45% of their eligible earnings to their Matched 401(k) Plan account without an additional matching contribution from the Company, which is subject to specified maximum limits allowed by the Internal Revenue Service (“IRS”). The assets of the Matched 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in a variety of investment funds as permitted by the Plans. Participants in the Matched 401(k) Plan become fully vested in employer contributions over a two-year period of continuous service. Employer contributions to the Funded Retirement Plan become fully vested over a six-year period of continuous service.
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
Our NEOs are expected to meet their ownership requirement within five years of becoming an executive officer and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of an equity award, until such time as they meet the requirements. All NEOs were in compliance with their respective ownership requirements as of July 31, 2025. If an executive does not meet his or her ownership requirement within five years, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock in order to satisfy the executive’s ownership requirement.
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
Employment and Change of Control Agreements
Employment Offer Letter
Mr. Shaller has an employment offer letter providing for certain severance benefits, as described below under “Potential Payments Upon Termination or Change of Control.” None of the other NEOs have any severance agreements or similar arrangements that would apply outside of a change of control.
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
Under the terms of the 2017 and 2023 Omnibus Incentive Plans, in the event of (a) the merger or consolidation of the Company with or into another corporation or corporations in which the Company is not the surviving corporation, (b) the adoption of any plan for the dissolution of the Company, or (c) the sale or exchange of all or substantially all the assets of the Company for cash or for shares of stock or other securities of another corporation, all then-unexercised stock options become fully exercisable and all restrictions placed on restricted stock, and performance-based and time-based restricted stock units will lapse. If any stock option is canceled subsequent to the events described above, the Company or the corporation assuming the obligations of the Company, shall pay an amount of cash or stock equal to the in-the-money value of the canceled stock options. The awards granted under the 2017 and 2023 Omnibus Incentive Plans provide for either accelerated or continuation of vesting of stock options and RSUs upon termination due to retirement, for which the eligibility criteria is 60 years of age and 5 years of service.
Non-Compete/Non-Solicitation/Confidentiality
Equity awards under the Company's 2017 and 2023 Omnibus Incentive Plans contain non-competition, non-solicitation and confidential information covenants applicable to the award recipients. The confidential information covenant prohibits the use, disclosure, copying or duplication of the Company's confidential information other than in the course of authorized activities conducted in the course of the recipient's employment with the Company. The other covenants prohibit the NEOs for 12 months after termination of employment with the Company, from (i) performing duties for or as a competitor of the Company which are the same or similar to those performed by the recipient in the 24 months prior to termination of employment with the Company, (ii) soliciting customers for the sale of competitive products, (iii) soliciting employees to join a competitor or otherwise terminate their relationship with the Company, or (iv) interfering in the Company's relationships with its vendors and suppliers.
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
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2025, the Committee was composed of Mses. Collins-Smee and Bruno and Messrs. Bem, Richardson and Nargolwala. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.
Joanne Collins-Smee, Chair
David Bem
Elizabeth Bruno
Vineet Nargolwala
Bradley Richardson
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

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the NEOs, who served as executive officers during the year ended July 31, 2025, for services rendered as an executive officer to the Company and its subsidiaries during the years ended July 31, 2025, July 31, 2024 and July 31, 2023.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
R.R. Shaller, President, CEO & Director (4) (6)	2025	$996,058	$—	$4,990,208	$—	$1,373,414	$237,686	$7,597,366
	2024	859,212	—	3,551,028	—	1,439,180	198,208	6,047,628
	2023	774,808	—	1,164,390	—	1,162,212	141,087	3,242,497
A.E. Thornton, CFO, CAO & Treasurer (5)	2025	$506,828	$—	$800,043	$—	$425,380	$99,952	$1,832,203
	2024	468,173	—	675,016	—	439,146	75,978	1,658,313
	2023	314,614	—	50,025	50,060	203,881	44,423	663,003
O. Bojarski, President -Americas & Asia	2025	$485,481	$—	$750,035	$—	$527,960	$124,826	$1,888,302
	2024	461,404	—	682,053	—	449,869	97,005	1,690,331
	2023	401,077	200,000	600,029	—	387,290	78,133	1,666,529
T.F. DeBruine, Chief Operating Officer (6)	2025	$450,000	$—	$490,078	$—	$412,020	$96,171	$1,448,269
	2024	354,327	—	220,084	—	306,896	80,432	961,739
	2023	317,500	—	151,926	60,063	238,125	68,912	836,526
A.T. Gorman, General Counsel and Secretary (6)	2025	$369,230	$—	$368,998	$—	$265,625	$83,305	$1,087,158
	2024	341,250	—	315,072	—	342,957	69,987	1,069,266
	2023	322,616	—	191,792	75,828	193,569	72,292	856,097
(1)Represents the grant date fair value of RSUs and PRSUs computed in accordance with accounting guidance for equity grants made or modified in the applicable year. The grant date fair value of RSUs is calculated based on the number of shares of Class A Common Stock underlying the RSUs times the average of the high and low stock price of Class A Common Stock on the date of grant. The grant date fair value of PRSUs was calculated based on the number of shares of Class A Common Stock underlying the award times the average of the high and low stock price of Class A Common Stock on the date of grant. The actual value of a RSU will depend on the market value of the Class A Common Stock on the date the stock is sold. The table reflects the grant date fair value at target for PRSUs (100%). The values of the PRSU awards in fiscal 2025 at the grant date if the highest level of performance conditions were to be achieved would be as follows: Mr. Shaller, $4,800,008; Ms. Thornton, $800,026; Mr. Bojarski, $750,014; Mr. DeBruine, $475,028; and Mr. Gorman, $350,074.
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
(6)As discussed within the PRSU achievement section above, the Management Development and Compensation Committee approved a modification to certain outstanding stock awards to align their performance vesting conditions with current grant design and evolving business priorities. Specifically, the performance metrics for a portion of the PRSU awards granted in fiscal year 2023 were adjusted to include acquisitions from newly acquired companies in the achievement of the revenue target. In the Summary Compensation Table above, this incremental fair value is included in the “Stock Awards” column for each named executive officer who received the modified awards. The amounts reported in this column reflect the new grant date fair value based on the market price (average of the high and low of the stock price) on the date of the modification, as well as the amount expected to vest under the revised performance conditions. The value of the modification included in the “Stock Awards” column for fiscal year 2025 is as follows: Mr. Shaller, $190,172; Mr. DeBruine $15,009; and Mr. Gorman $18,948.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-term Disability Insurance ($)	Other ($)	Total All Other Compensation ($)
R.R. Shaller	2025	$188,073	$18,000	$1,314	$6,475	$5,369	$18,455	$237,686
	2024	163,895	18,000	1,566	6,475	5,315	2,957	198,208
	2023	108,563	18,000	1,131	6,475	5,239	1,679	141,087
A.E. Thornton	2025	$74,566	$18,000	$974	$3,024	$3,388	$—	$99,952
	2024	50,953	18,000	677	3,024	3,324	—	75,978
	2023	37,781	4,915	149	756	822	—	44,423
O. Bojarski	2025	$74,143	$18,000	$1,175	$6,624	$4,209	$20,675	$124,826
	2024	67,123	18,000	871	6,624	2,812	1,575	97,005
	2023	31,880	16,408	527	3,312	2,138	23,868	78,133
T.F. DeBruine	2025	$58,694	$18,000	$853	$11,182	$4,039	$3,403	$96,171
	2024	45,854	18,000	709	11,182	3,997	690	80,432
	2023	40,749	18,000	—	6,523	3,640	—	68,912
A.T. Gorman	2025	$56,190	$18,000	$740	$3,782	$3,093	$1,500	$83,305
	2024	42,276	18,000	703	3,782	3,122	2,104	69,987
	2023	43,540	18,000	593	3,782	2,726	3,651	72,292

Grants of Plan-Based Awards for 2025
The following table summarizes grants of plan-based awards made during fiscal 2025 to the NEOs.

	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Stock or Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($)
Name			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
R.R. Shaller			$—	$1,025,000	$3,075,000
	8/1/2024					8,422	33,689	67,378				$2,400,004
	9/4/2024	(5)				2,607	10,428	20,856				190,172
	10/2/2024								32,158			2,400,032
A.E. Thornton			—	515,000	1,545,000
	8/1/2024					1,404	5,615	11,230				400,013
	10/2/2024								5,360			400,030
O. Bojarski			—	490,000	1,470,000
	8/1/2024					1,316	5,264	10,528				375,007
	10/2/2024								5,025			375,028
T.F. DeBruine			—	450,000	1,350,000
	8/1/2024					834	3,334	6,668				237,514
	9/4/2024	(5)				206	823	1,646				15,009
	10/2/2024								3,183			237,555
A.T. Gorman			—	375,000	1,125,000
	8/1/2024					614	2,457	4,914				175,037
	9/4/2024	(5)				260	1,039	2,078				18,948
	10/2/2024								2,345			175,013
(1)At its July 2024 meeting, the Committee approved the values of the annual cash incentive award threshold, target and maximums under the Company's annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year.
(2)This award represents PRSUs granted August 1, 2024, as part of the annual fiscal 2025 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's achievement of revenue and diluted EPS growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. Target payout is set at 100% of award value, with threshold and maximum payouts set at 25% and 200% of target award value, respectively.
(3)The RSU awards vest equally over three years.
(4)The base price for the RSU and PRSU awards is the average of the high and low prices of the Company’s Class A Common Stock as reported by the NYSE on the date of the grant.
(5)As discussed in the Summary Compensation Table, the portion of the fiscal 2023 PRSU awards that have a performance vesting condition were modified in fiscal 2025. The above amounts represent the incremental fair value recognized as part of the modification based on the market on the date of the modification. The shares listed within represent the original shares granted to each of Mr. Shaller, Mr. DeBruine and Mr. Gorman.

Outstanding Equity Awards at July 31, 2025

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
R.R. Shaller	2,448	—		$35.14	9/23/2026
	21,295	—		36.85	9/22/2027
	22,012	—		43.98	9/25/2028
	20,137	—		54.05	9/20/2029
	25,636	—		39.92	9/30/2030
	20,496	—		49.79	9/16/2031
	60,928	—		46.70	4/1/2032
						21,600	(1)	$2,320,164
						32,158	(2)	2,269,390
									10,428	(3)	$746,749
									10,428	(4)	746,749
									34,705	(5)	2,449,132
									33,689	(6)	2,377,433

A.E. Thornton	4,080	—		$35.14	9/23/2026
	3,775	—		36.85	9/22/2027
	3,302	—		43.98	9/25/2028
	3,021	—		54.05	9/20/2029
	4,273	—		39.92	9/30/2030
	3,416	—		49.79	9/16/2031
	2,667	1,333	(7)	43.50	9/19/2032
						383	(8)	$27,028
						4,106	(1)	289,760
						5,360	(2)	378,255
									6,597	(5)	$465,550
									5,615	(6)	396,251

O. Bojarski						4,087	(9)	$288,420
						4,148	(1)	292,724
						5,025	(2)	354,614
									6,666	(5)	$470,420
									5,264	(6)	371,480

T.F. DeBruine	2,162	—		$54.05	9/20/2029
	1,167	—		49.79	9/16/2031
	—	1,684	(7)	43.50	9/19/2032
						460	(8)	$32,462
						1,338	(1)	94,423
						3,183	(2)	224,624
									823	(3)	$58,079
									823	(4)	58,079

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
									2,151	(5)	151,796
									3,334	(6)	235,280

A.T. Gorman	6,469	—		$49.79	9/16/2031
	4,040	2,019	(7)	43.50	9/19/2032
						580	(8)	$40,931
						1,916	(1)	135,212
						2,345	(2)	165,487
									1,039	(3)	$73,322
									1,039	(4)	73,322
									3,079	(5)	217,285
									2,457	(6)	173,390

(1)This award represents RSUs awarded on October 2, 2023 as part of the annual fiscal 2024 equity grant. One-half of the units vest on October 2, 2025 and one-half of the units vest on October 2, 2026.
(2)This award represents RSUs awarded on October 2, 2024 as part of the annual fiscal 2025 equity grant. One third of the units vest on October 2, 2025, one-third of the units vest on October 2, 2026 and one-third of the units vest on October 2, 2027.
(3)This award represents PRSUs awarded on August 1, 2022, as part of the annual fiscal 2023 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined relative to the Company's revenue performance measured with respect to organic revenue growth over four equally-weighted performance periods. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(4)This award represents PRSUs awarded on August 1, 2022, as part of the annual fiscal 2023 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(5)This award represents PRSUs awarded on August 1, 2023, as part of the annual fiscal 2024 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's achievement of revenue and diluted EPS growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(6)This award represents PRSUs awarded on August 1, 2024, as part of the annual fiscal 2025 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's achievement of revenue and diluted EPS growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(7)The remaining options vest on September 19, 2025.
(8)This award represents RSUs awarded on September 19, 2022 as part of the annual fiscal 2023 equity grant. The remaining units vest on September 19, 2025.
(9)Effective August 25, 2022, Mr. Bojarski was awarded 12,263 RSUs as part of his appointment as President - Identification Solutions. The remaining units vest on August 25, 2025.

Option Exercises and Stock Vested for Fiscal 2025
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2025 to the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
R.R. Shaller	21,128	$848,505	24,789	$1,816,891
A.E. Thornton	—	—	2,704	201,752
O. Bojarski	—	—	6,163	452,878
T.F. DeBruine	2,851	84,676	2,027	145,691
A.T. Gorman	8,736	298,596	3,680	272,789
(1)The value realized on exercise of stock options reflects the difference between the option exercise price and the market price at exercise multiplied by the number of shares.
(2)The value realized on vesting of stock awards reflects the number of shares vested multiplied by the market price (average of the high and low of the stock price) of the stock on the vest date.
Pension Benefits for Fiscal 2025
None of the NEOs participated in a defined benefit pension plan during fiscal 2025.
Non-Qualified Deferred Compensation for Fiscal 2025
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2025 for the NEOs.

Name	Executive Contributions in Fiscal 2025 ($)	Company Contributions in Fiscal 2025 ($)	Aggregate Earnings in Fiscal 2025 ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at July 31, 2025 ($)
R.R. Shaller	$83,409	$160,273	$435,946	$—	$3,396,864
A.E. Thornton	23,058	46,116	21,620	—	206,893
O. Bojarski	320,828	46,144	49,902	—	850,428
T.F. DeBruine	91,364	29,236	60,580	—	552,611
A.T. Gorman	13,995	27,990	12,788	—	156,797
The executive contribution amounts included in this table are derived from the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table. The Company's contribution amounts included in this table are reported in the All Other Compensation columns of the Summary Compensation Table. Amounts reported in the aggregate balance at July 31, 2025, net of historical earnings and losses were previously reported as compensation to the NEO in the Summary Compensation Table for previous years. See discussion of the Company's non-qualified deferred compensation plans in the Compensation Discussion and Analysis.
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
The following information and tables set forth the amount of payments to each NEO in the event of termination of employment as a result of a change of control. No other employment agreements providing specified payments upon termination have been entered into between the Company and any of the NEOs in fiscal year 2025.
Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.
•The amounts detailed in the tables assume that each NEO terminated employment on July 31, 2025. Accordingly, the tables reflect amounts earned as of July 31, 2025, and include estimates of amounts that would be paid to the NEO upon the termination or occurrence of a change of control. The actual amounts that would be paid to an NEO can only be determined at the time of termination.
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
Russell R. Shaller
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2025, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($)	Legal Fee Reimbursement ($) (4)	Total ($)
$2,050,000	$2,357,500	$9,849,173	$—	$25,000	$14,281,673
(1)Represents two times the base salary in effect at July 31, 2025.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2025.
(3)Represents the closing market price of $70.57 on 139,566 unvested RSUs and PRSU awards that would vest due to change of control (regardless of whether employment were terminated). The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2023 award and target performance for the fiscal 2024 and 2025 awards.
(4)Represents the maximum reimbursement of legal fees allowed.

The following table outlines the amount payable assuming that the severance terms of Mr. Shaller's offer letter were triggered on July 31, 2025.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Total ($)
$2,050,000	$2,357,500	$4,407,500
(1)Represents two times the base salary in effect at July 31, 2025.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2025.
As Mr. Shaller is eligible for continued vesting of equity awards through the retirement conditions of the applicable equity incentive plan agreements, which requires the employee to reach age 60 and 5 years of service, the following table outlines the amount subject to continued vesting assuming that Mr. Shaller retired on July 31, 2025.

RSU ($) (1)	PRSU ($) (2)	Stock option ($)	Total ($)
$3,793,702	$3,654,397	$—	$7,448,099
(1)Represents the closing market price of $70.57 on 53,758 unvested RSU awards that would continue vesting as part of satisfying retirement conditions.
(2)Represents the closing market price of $70.57 on 51,784 unvested PRSU awards that would continue vesting as part of satisfying retirement conditions. The value for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2023 award and target performance for the fiscal 2024 and 2025 awards pro-rated for service period satisfied.
Ann E. Thornton
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2025, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$1,030,000	$721,000	$1,556,845	$36,084	$25,000	$3,368,929
(1)Represents two times the base salary in effect at July 31, 2025.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2025.
(3)Represents the closing market price of $70.57 on 22,061 unvested RSUs and PRSUs that would vest due to the change of control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on target performance for the 2024 and 2025 awards.
(4)Represents the difference between the closing market price of $70.57 and the exercise price on 1,333 unvested, in-the-money stock options that would vest due to change of control.
(5)Represents the maximum reimbursement of legal fees allowed.

Olivier Bojarski
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2025, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($)	Legal Fee Reimbursement ($) (4)	Total ($)
$980,000	$735,000	$1,777,658	$—	$25,000	$3,517,658
(1)Represents two times the base salary in effect at July 31, 2025.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2025.
(3)Represents the closing market price of $70.57 on 25,190 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on target performance for the 2024 and 2025 awards.
(4)Represents the maximum reimbursement of legal fees allowed.
Thomas F. DeBruine
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2025, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$900,000	$540,000	$835,549	$45,586	$25,000	$2,346,135
(1)Represents two times the base salary in effect at July 31, 2025.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2025.
(3)Represents the closing market price of $70.57 on 11,840 unvested RSUs and PRSUs that would vest due to the change of control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2023 award and target performance for the fiscal 2024 and 2025 awards.
(4)Represents the difference between the closing market price of $70.57 and the exercise price on 1,684 unvested, in-the-money stock options that would vest due to change of control.
(5)Represents the maximum reimbursement of legal fees allowed.
Andrew T. Gorman
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2025, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$750,000	$252,363	$854,744	$54,654	$25,000	$1,936,761
(1)Represents two times the base salary in effect at July 31, 2025.
(2)Represents the average annual cash incentive payment received in the last three years ended July 31, 2025, 2024 and 2023.
(3)Represents the closing market price of $70.57 on 12,112 unvested RSUs and PRSUs that would vest due to the change of control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2023 award and target performance for the fiscal 2024 and 2025 awards.
(4)Represents the difference between the closing market price of $70.57 and the exercise price on 2,019 unvested, in-the-money stock options that would vest due to change of control.
(5)Represents the maximum reimbursement of legal fees allowed.

Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock unit awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the NEOs should this event occur on July 31, 2025.

Name	Unvested RSUs and PRSUs as of July 31, 2025	RSUs and PRSUs Acceleration Gain $ (1)	Unvested, In-the-Money Stock Options as of July 31, 2025	Stock Option Acceleration Gain $ (2)
R.R. Shaller	139,566	$9,849,173	—	$—
A.E. Thornton	22,061	1,556,845	1,333	36,084
O. Bojarski	25,190	1,777,658	—	—
T.F. DeBruine	11,840	835,549	1,684	45,586
A.T. Gorman	12,112	854,744	2,019	54,654
(1)Represents the closing market price of $70.57 on unvested RSUs and PRSUs awards that would vest due to death or disability. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2023 award and target performance for the fiscal 2024 and 2025 awards.
(2)Represents the difference between the closing market price of $70.57 and the exercise price on unvested, in-the-money stock options that would vest due to death or disability.
CEO Pay Ratio Disclosure
Summarized below is the ratio of the total compensation of our CEO, Russell R. Shaller, to the total compensation of our median employee.
For fiscal 2025:
•the median of the annual total compensation of all of our employees, other than the CEO, was $55,173; and
•the annual total compensation of our CEO, as reported in the Summary Compensation Table, was $7,597,366.
Accordingly, the ratio of the CEO’s annual total compensation to the median of the annual total compensation of all other employees was approximately 138:1.
For our median employee, we elected to use the same employee identified as the median employee in fiscal 2024 for calculating the pay ratio in fiscal 2025. There were no material changes in our employee population or compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosures since we identified the median employee for determination of the CEO pay ratio in fiscal 2024.
To identify our median in 2024, as well as to determine the annual total compensation of our median employee in 2025, we used the following methodology and assumptions:
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
•Our median employee's total compensation for 2025 was calculated in the same manner as total compensation for each of the NEOs within the Summary Compensation Table and includes contributions to health and welfare benefits.

Pay Versus Performance
The following Pay Versus Performance table summarizes compensation for our principal executive officers (“PEOs”) and the average compensation amounts to all other non-PEO NEOs as reported in the Summary Compensation Table (“SCT”) for the past five fiscal years, as well as amounts for Compensation Actually Paid (“CAP”) to these groups calculated and reported as required under new SEC disclosure requirements. The below table also includes the Company's Total Shareholder Return (“TSR”) results, Peer Group TSR, net income and the Company selected performance measure - Operating Income. We have selected Operating Income as our primary financial measure we consider to be most important in linking performance to compensation actually paid as the Company's overall NEO compensation structure is designed to drive profitable growth leading to long-term shareholder value creation.

Pay Versus Performance Table (1) (2)
	Summary Compensation Table Total for PEO ($)		Compensation Actually Paid to PEO ($) (3)		Avg. Summary Compensation Table total for non-PEO NEOs ($)	Avg. Compensation Actually Paid to non-PEO NEOs ($) (3)	Value of Initial Fixed $100 Investment Based On:		Net Income (in thousands)	Operating Income (in thousands)
Year	Russell R. Shaller	J. Michael Nauman	Russell R. Shaller	J. Michael Nauman			Total Shareholder Return ($) (4)	Peer Group Total Shareholder Return ($) (4)
2025	$7,597,366	$—	$8,643,105	$—	$1,563,983	$1,768,230	$167	$240	$189,256	$236,638
2024	6,047,628	—	8,594,765	—	1,344,912	1,708,664	167	225	197,215	243,414
2023	3,242,497	—	3,538,707	—	1,451,355	1,168,258	119	179	174,857	225,213
2022	3,968,554	5,196,015	3,495,286	1,943,107	1,033,900	737,420	108	151	149,979	193,012
2021	—	6,006,185	—	7,053,521	1,454,883	1,664,845	121	151	129,659	167,127
(1)In fiscal 2022, J. Michael Nauman retired as the Company's PEO effective April 1, 2022. Effective that same day, Russell R. Shaller was appointed the Company's new PEO. Compensation information is provided separately for each PEO. Mr. Nauman was also the Company's PEO for fiscal 2021.
(2)The Company's non-PEO NEOs for each fiscal year were as follows:
2025: Ann E. Thornton, Olivier Bojarski, Thomas F. DeBruine, and Andrew T. Gorman
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
Reconciliation of PEO SCT Total to CAP Reconciliation

Year	PEO Name	SCT Total	Less: Reported Value of Equity Awards (1)	Plus: Equity Award Adjustments (2)	CAP to PEO
2025	Russel R. Shaller	$7,597,366	$4,990,208	$6,035,947	$8,643,105
2024	Russell R. Shaller	6,047,628	3,551,028	6,098,165	8,594,765
2023	Russell R. Shaller	3,242,497	1,164,390	1,460,600	3,538,707
2022	Russell R. Shaller	3,968,554	2,608,892	2,135,624	3,495,286
2022	J. Michael Nauman	5,196,015	3,319,962	67,054	1,943,107
2021	J. Michael Nauman	6,006,185	3,303,853	4,351,189	7,053,521
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
PEO Equity Award Adjustments

Year	PEO Name	Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value of Awards Granted in Prior Years that were Forfeited During the Year	Incremental Fair Value of Awards Modified During the Year	Equity Award Adjustments
2025	Russell R. Shaller	$5,076,737	$764,246	$4,002	$—	$190,962	$6,035,947
2024	Russell R. Shaller	4,800,356	1,046,520	251,289	—	—	6,098,165
2023	Russell R. Shaller	1,097,234	278,966	84,400	—	—	1,460,600
2022	Russell R. Shaller	2,561,417	(326,071)	(99,722)	—	—	2,135,624
2022	J. Michael Nauman	1,854,533	(1,058,794)	(385,483)	(343,202)	—	67,054
2021	J. Michael Nauman	4,429,964	286,408	(365,183)	—	—	4,351,189
Reconciliation of non-PEO NEOs (average) SCT Total to CAP Reconciliation

Year	SCT Total	Less: Reported Value of Equity Awards (1)	Plus: Equity Award Adjustments (2)	CAP to NEO (average)
2025	$1,563,983	$602,289	$806,536	$1,768,230
2024	1,344,912	473,056	836,808	1,708,664
2023	1,451,355	660,855	377,758	1,168,258
2022	1,033,900	381,363	84,883	737,420
2021	1,454,883	571,339	781,301	1,664,845
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
Non-PEO NEOs (average) Equity Award Adjustments

Year	Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value of Awards Granted in Prior Years that were Forfeited During the Year	Incremental Fair Value of Awards Modified During the Year	Equity Award Adjustments
2025	$628,028	$162,548	$7,436	$—	$8,524	$806,536
2024	639,487	167,092	30,229	—	—	836,808
2023	217,810	12,409	(8,435)	(108,981)	264,955	377,758
2022	307,242	(128,663)	(50,433)	(43,263)	—	84,883
2021	766,068	86,768	(71,535)	—	—	781,301

Description of Relationship Between NEO CAP and Company TSR
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and the Company’s cumulative TSR over the five-year period from fiscal 2021 through fiscal 2025.

Description of Relationship Between NEO CAP and Net Income
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our net income during fiscal 2021 through 2025.

PEO and Average NEO Compensation Actually Paid Versus Brady Corporation Net Income, 2021-2025
CAP ($000s)
Net Income ($MM)
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$-
$240
$210
$180
$150
$120
$90
$60
$30
$-
$130
$150
$175
$197
$189
$7,054
$1,665
$3,495
$1,943
$737
$3,539
$1,168
$8,595
$1,709
$8,643
$1,768
2021
2022
2023
2024
2025
PEO-Shaller CAP
PEO-Nauman CAP
NEO CAP
Net Income

Description of Relationship Between NEO CAP and Operating Income
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our operating income during fiscal 2021 through 2025.

Description of Relationship Between Company TSR and Peer Group TSR
The following chart compares our cumulative TSR over the five-year period from 2020 through 2025 to that of the S&P SmallCap 600 Industrials Index.

Fiscal 2025 Tabular List of Most Important Financial Performance Measures
The following table presents the financial performance measures that the Company considers to have been the most important in linking Compensation Actually Paid to our PEO and other NEOs in fiscal 2025 to Company performance. The measures in this table are not ranked.

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
In fiscal 2025, the annual cash retainer paid to non-management directors was $72,500. Each member of the Audit Committee received an annual retainer of $15,000, and an additional annual retainer of $15,000 was paid to the Chair of the Audit Committee; each member of the Management Development and Compensation Committee received an annual retainer of $12,000, and an additional annual retainer of $12,000 was paid to the Chair; and each member of the Corporate Governance, Finance and Technology Committees received an annual retainer of $10,000, and an additional annual retainer of $10,000 was paid to each committee chair. Non-management directors do not receive meeting fees. The annual cash retainers are pro-rated in situations where there are changes to committee members or committee chairs that take place during the fiscal year. Non-management directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved by the Board as required. No such special assignment fees were paid in fiscal year 2025.
In fiscal 2025, the Chair of the Board, Bradley C. Richardson, was paid an annual fee of $100,000.
The Board has established stock ownership requirements for directors. The ownership requirement for each director is five times the annual Board retainer. Directors have five years to achieve their stock ownership requirements. Mr. Hix (elected to the Board in May 2024) and Mses. Cusack (elected to the Board in September 2024) and De Greef-Safft (elected to the Board in February 2025) have not yet met their stock ownership requirements. All other directors have met their stock ownership requirements.
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
On May 20, 2024, the Board approved an annual stock-based compensation award of $135,000 fair value of unrestricted shares of Class A Common Stock with a grant date fair value of $74.63 per share, for each non-management director, effective October 2, 2024.
Directors are also eligible to defer portions of their fees into the Brady Corporation Director Deferred Compensation Plan (“Director Deferred Compensation Plan”), the value of which is measured by the fair value of the underlying investments. The assets of the Director Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Director Deferred Compensation Plan. The investment funds available include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are offered in the employee Matched 401(k) Plan. Directors may elect whether to receive their account balance following termination in a single lump sum payment or by means of distribution under an annual installment method. Distributions of the Brady Corporation Class A Nonvoting Common Stock are made in-kind; distributions of mutual funds are made in cash.

Director Compensation Table — Fiscal 2025

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Patrick W. Allender	$117,500	$135,010	$252,510
David S. Bem	109,500	135,010	244,510
Elizabeth P. Bruno	122,403	135,010	257,413
Joanne Collins Smee	111,150	135,010	246,160
Deidre E. Cusack (2)	88,688	135,010	223,698
Anne De Greef-Safft (3)	52,083	135,027	187,110
Nancy L. Gioia (4)	18,609	23,360	41,969
Christopher M. Hix	109,879	135,010	244,889
Vineet Nargolwala	94,500	135,010	229,510
Bradley C. Richardson	222,121	135,010	357,131
Michelle E. Williams	108,347	135,010	243,357
(1)Represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2025 as compensation for their services. The shares of unrestricted stock granted to the non-management directors were valued at the average of the high and low market price of $74.63 on October 2, 2024, for those non-management directors on the board as of that grant date.
(2)Ms. Cusack was appointed to the Board on September 4, 2024. As such, the value of her compensation reported in the table above is prorated for her time served on the Board during fiscal 2025.
(3)Ms. De Greef-Safft was appointed to the Board on February 25, 2025. As such, the value of her compensation reported in the table above is prorated for her time served on the Board during fiscal 2025. As part of her appointment, Ms. De Greef-Safft also received a grant of unrestricted stock valued at the average of the high and low market price of $72.60 on February 25, 2025.
(4)Ms. Gioia retired from the Board on December 4, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on July 31, 2025. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each director and NEO individually and by all directors and Officers of the Company as a group as of July 31, 2025. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership (3)(4)(5)	Percent of Ownership
Class A Common Stock	Elizabeth P. Bruno (1)	939,130	2.2%
	Russell R. Shaller	262,455	0.6%
	Patrick W. Allender (2)	134,947	0.3%
	Bradley C. Richardson	79,354	0.2%
	Ann E. Thornton	41,881	0.1%
	Michelle E. Williams	21,871	0.1%
	Andrew T. Gorman	21,764	*
	David S. Bem	15,893	*
	Thomas F. DeBruine	14,150	*
	Olivier Bojarski	9,521	*
	Joanne Collins Smee	9,310	*
	Vineet Nargolwala	9,310	*
	Christopher Hix	3,566	*
	Anne De Greef-Safft	1,860	*
	Deidre E. Cusack	1,827	*
	All Officers and Directors as a Group (16 persons)	1,582,393	3.6%

Class B Common Stock	Elizabeth P. Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.
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
(2)Mr. Allender's holdings of Class A Common Stock include 37,486 shares owned by the Patrick and Deborah Allender Irrevocable Trust.
(3)The amount shown for all officers and directors individually and as a group (16 persons) includes options to acquire a total of 231,045 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2025, including the following: Mr. Shaller, 172,952 shares; Ms. Thornton, 25,867 shares; Mr. Gorman, 12,528 shares; and Mr. DeBruine, 5,013 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2025.
(4)The amount shown for all officers and directors individually and as a group (16 persons) includes unvested restricted stock units to acquire 26,378 shares of Class A Common stock, which will vest within 60 days of July 31, 2025, including the following: Mr. Shaller, 17,414 units; Ms. Thornton, 383 units; Mr. Gorman, 2,315 units; Mr. DeBruine, 1,834 units; and Mr. Bojarski, 4,087 units; It does not include unvested restricted stock awards or restricted stock units to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2025.
(5)The amount shown for all officers and directors individually and as a group (16 persons) includes Class A Common Stock owned in deferred compensation plans totaling 223,479 shares of Class A Common Stock, including the following: Ms. Bruno, 2,923 shares; Mr. Allender, 97,461 shares; Mr. Richardson, 79,354 shares; Dr. Williams, 19,728 shares; Ms. Collins Smee, 9,310 shares; Mr. Nargolwala, 9,310 shares; Mr. Hix, 3,566 shares; and Ms. Cusack, 1,827 shares.
(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change of control of the Company.

(d) Equity Compensation Plan Information

	As of July 31, 2025
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,367,247	$49.19	4,721,007
Equity compensation plans not approved by security holders	None	None	None
Total	1,367,247	$49.19	4,721,007
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
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s directors by their employers was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2025. After consideration of these factors, the Board concluded that none of the directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2025, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 above for a discussion of director independence.

Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2025 and 2024. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2025 and 2024.

	2025	2024
	(Dollars in thousands)
Audit, audit-related and tax compliance:
Audit fees (1)	$1,402	$1,209
Tax fees — compliance	550	525
Subtotal audit, audit-related and tax compliance fees	1,952	1,734
Non-audit related:
Tax fees — planning and advice	440	477
Subtotal non-audit related fees	440	477
Total fees	$2,392	$2,211

(1)Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control and reviews of the quarterly financial statements.

	2025	2024
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.2 to 1	0.3 to 1

Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2025 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels also require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 99 of this Form 10-K.

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

3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-Laws of Brady Corporation, as amended September 14, 2020 (23)
4.1	Description of Brady Corporation Securities (3)
4.2	Form of Indenture (1)
*10.1	Brady Corporation 2023 Omnibus Incentive Plan (14)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (37)
*10.5	Directors’ Deferred Compensation Plan, as amended (37)
*10.6	Change of Control Agreement, dated as of April 6, 2020, with Andrew T. Gorman (5)
*10.7	Brady Corporation 2017 Omnibus Incentive Plan (27)
*10.8	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Original Employment Contract between Brady Corporation and Brett Wilms effective June 1, 2018 (10)
*10.11	Employment Contract Addendum between Brady Corporation and Brett Wilms effective February 1, 2023 (10)
*10.12	Change of Control Agreement between Brady Corporation and Brett Wilms dated as of January 10, 2023 (10)
*10.13	Form of Fiscal 2020 and Fiscal 2021 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.14	Executive Deferred Compensation Plan, As Amended and Restated Effective September 5, 2023 (7)
*10.15	Restated Brady Corporation Restoration Plan, as amended (37)

*10.16	Restated Brady Corporation Restoration Plan, as amended (37)
*10.17	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2023 Omnibus Incentive Plan (14)
*10.18	Employment Offer Letter, dated as of March 11, 2022, with Russell R. Shaller (15)
*10.19	Change of Control Agreement, dated as of April 1, 2022, with Russell R. Shaller (15)
*10.20	Employment Offer Letter, dated as of February 19, 2020, with Andrew T. Gorman (5)
10.21
Credit Agreement, dated as of August 1, 2019, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein, BMO Harris Bank, N.A., as administrative agent and L/C issuer, Bank of America, N.A., as syndication agent and L/C issuer, and Wells Fargo Bank, N.A., as documentation agent (38)

10.22
First Amendment to Credit Agreement, dated as of December 21, 2021, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent (20)

10.23
Second Amendment to Credit Agreement, dated as of November 14, 2022, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent (35)

10.24
Third Amendment to Credit Agreement, dated as of October 10, 2024, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent (22)

*10.25	Employment Offer Letter, dated as of August 3, 2022, with Oliver Bojarski (12)
*10.26	Employee Non-Compete and Non-Disclosure Agreement, dated as of August 3, 2022, between Brady Corporation and Oliver Bojarski (12)
*10.27	Form of Restricted Stock Unit Agreement under the Brady Corporation 2023 Omnibus Incentive Plan (14)
*10.28	Form of Fiscal 2023 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (5)
*10.29	Form of Fiscal 2022 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (34)
*10.30	Addendum to the 2017 General Stock Option Incentive Plan of Brady Corporation for Participants in France (18)
*10.31	Addendum to the 2017 General Restricted Stock Unit Incentive Plan of Brady Corporation for Participants in France (18)
*10.32	Employment Offer Letter between Brady Corporation and Ann E. Thornton dated as of April 14, 2023 (16)
*10.33	Change of Control Agreement between Brady Corporation and Ann E. Thornton dated as of April 14, 2023 (16)
*10.34	Employment Offer Letter between Brady Corporation and Thomas DeBruine dated as of May 24, 2024 (17)
*10.35	Change of Control Agreement, dated as of April 11, 2022, with Thomas DeBruine (17)
*10.36	Form of Fiscal 2025 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2023 Omnibus Incentive Plan (8)
19	Insider Trading Policy of Brady Corporation (8)
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton

32.1	Section 1350 Certification of Russell R. Shaller
32.2	Section 1350 Certification of Ann E. Thornton
97	Incentive Recovery Policy of Brady Corporation (8)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Inline XBRL data (Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
(1)Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3
(2)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1989
(3)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019
(4)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992
(5)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022
(6)Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 25, 2014
(7)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023
(8)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024
(9)Reserved
(10)Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 1, 2023
(11)Reserved
(12)Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 5, 2022
(13)Reserved
(14)Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 5, 2023
(15)Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 16, 2022
(16)Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 19, 2023
(17)Incorporated by reference to Registrant's Current Report on Form 8-K filed May 30, 2024
(18)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020
(19)Incorporated by reference to Registrant’s Current Report on Form 8-K filed July 10, 2024
(20)Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 22, 2021
(21)Reserved
(22)Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 11, 2024
(23)Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 16, 2020
(24)Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 21, 2021
(25)Reserved
(26)Reserved
(27)Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 27, 2016
(28)Reserved
(29)Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 31, 2012
(30)Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 16, 2021
(31)Reserved
(32)Reserved
(33)Incorporated by reference to Registrant’s Current Report on Form 8-K filed July 14, 2016
(34)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021
(35)Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 17, 2022
(36)Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 26, 2021

(37)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018
(38)Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 1, 2019
Item 16. Form 10-K Summary
None.
BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2025	2024	2023
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for credit losses:
Balances at beginning of period	$6,749	$8,467	$7,355
Additions — Due to acquired businesses	3,608	—	—
Additions (Deductions) — Charged to (reversal of) expense	(1,423)	337	1,433
Deductions — Bad debts written off, net of recoveries	(1,058)	(2,055)	(321)
Balances at end of period	$7,876	$6,749	$8,467
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$31,982	$35,855	$29,877
Additions — Due to acquired businesses	19,067	—	—
Additions (Deductions) — Charged to (reversal of) expense	(1,230)	(1,707)	9,580
Deductions — Inventory write-offs	(3,051)	(2,166)	(3,602)
Balances at end of period	$46,768	$31,982	$35,855
Valuation allowances against deferred tax assets:
Balances at beginning of period	$47,224	$52,750	$47,276
Additions — Due to acquired businesses	33,331	—	—
Additions — Charged to expense	2,575	1,357	5,852
Deductions — Valuation allowances reversed/utilized	(950)	(6,883)	(378)
Balances at end of period	$82,180	$47,224	$52,750

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of September 2025.

BRADY CORPORATION
By:	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

Signature	Title
/s/ RUSSELL R. SHALLER	President and Chief Executive Officer; Director
Russell R. Shaller	(Principal Executive Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ DAVID S. BEM
David S. Bem	Director
/s/ ELIZABETH P. BRUNO
Elizabeth P. Bruno	Director
/s/ JOANNE COLLINS SMEE
Joanne Collins Smee	Director
/s/ DEIDRE E. CUSACK
Deidre E. Cusack	Director
/s/ ANNE DE GREEF-SAFFT
Anne De Greef-Safft	Director
/s/ CHRISTOPHER M. HIX
Christopher M. Hix	Director
/s/ VINEET NARGOLWALA
Vineet Nargolwala	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ MICHELLE E. WILLIAMS
Michelle E. Williams	Director

*	Each of the above signatures is affixed as of September 4, 2025.