Form 10-Q
period 2025-10-31
BRADY CORP
filed 2025-11-17
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of November 13, 2025, there were 43,638,096 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2025	July 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,684	$174,349
Accounts receivable, net of allowance for credit losses of $7,253 and $7,876, respectively	248,551	231,944
Inventories	215,568	200,881
Prepaid expenses and other current assets	15,568	14,661
Total current assets	662,371	621,835
Property, plant and equipment—net	232,522	225,572
Goodwill	681,721	676,945
Other intangible assets	114,932	105,374
Deferred income taxes	18,495	20,862
Operating lease assets	60,350	58,422
Other assets	24,283	25,243
Total	$1,794,674	$1,734,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,804	$105,028
Accrued compensation and benefits	69,886	92,657
Taxes, other than income taxes	22,933	21,537
Accrued income taxes	6,812	5,547
Current operating lease liabilities	16,590	15,234
Other current liabilities	100,683	90,329
Total current liabilities	320,708	330,332
Long-term debt	115,906	99,766
Long-term operating lease liabilities	44,288	43,565
Other liabilities	68,952	68,379
Total liabilities	549,854	542,042
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 43,666,121 and 43,530,012 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	359,690	359,269
Retained earnings	1,360,156	1,317,739
Treasury stock—7,595,366 and 7,731,475 shares, respectively, of Class A nonvoting common stock, at cost	(388,847)	(393,186)
Accumulated other comprehensive loss	(86,727)	(92,159)
Total stockholders’ equity	1,244,820	1,192,211
Total	$1,794,674	$1,734,253

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended October 31,
	2025	2024
Net sales	$405,287	$377,065
Cost of goods sold	196,455	187,376
Gross margin	208,832	189,689
Operating expenses:
Research and development	23,292	18,921
Selling, general and administrative	117,568	111,846
Total operating expenses	140,860	130,767
Operating income	67,972	58,922
Other income (expense):
Investment and other income	1,712	1,234
Interest expense	(1,208)	(1,356)
Income before income taxes	68,476	58,800
Income tax expense	14,540	12,017
Net income	$53,936	$46,783
Net income per Class A Nonvoting Common Share:
Basic	$1.14	$0.98
Diluted	$1.13	$0.97
Net income per Class B Voting Common Share:
Basic	$1.13	$0.96
Diluted	$1.11	$0.95
Weighted average common shares outstanding:
Basic	47,273	47,732
Diluted	47,731	48,217

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2025	2024
Net income	$53,936	$46,783
Other comprehensive income (loss):
Foreign currency translation adjustments	4,743	(79)

Cash flow hedges:
Net gain (loss) recognized in other comprehensive income (loss)	621	(1,338)
Reclassification adjustment for losses (gains) included in net income	296	(464)
	917	(1,802)

Pension and other post-retirement benefits actuarial gain amortization	(151)	(151)

Other comprehensive income (loss), before tax	5,509	(2,032)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(77)	52
Other comprehensive income (loss), net of tax	5,432	(1,980)
Comprehensive income	$59,368	$44,803

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended October 31, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at July 31, 2025	$548	$359,269	$1,317,739	$(393,186)	$(92,159)	$1,192,211
Net income	—	—	53,936	—	—	53,936
Other comprehensive income, net of tax	—	—	—	—	5,432	5,432
Issuance of shares of Class A Common Stock under stock plan	—	(6,591)	—	8,393	—	1,802
Tax benefit and withholdings from deferred compensation distributions	—	266	—	—	—	266
Stock-based compensation expense	—	6,746	—	—	—	6,746
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(4,054)	—	(4,054)
Cash dividends on Common Stock:
Class A — $0.2450 per share	—	—	(10,711)	—	—	(10,711)
Class B — $0.2284 per share	—	—	(808)	—	—	(808)
Balances at October 31, 2025	$548	$359,690	$1,360,156	$(388,847)	$(86,727)	$1,244,820

	Three months ended October 31, 2024
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at July 31, 2024	$548	$353,654	$1,174,025	$(351,947)	$(109,622)	$1,066,658
Net income	—	—	46,783	—	—	46,783
Other comprehensive loss, net of tax	—	—	—	—	(1,980)	(1,980)
Issuance of shares of Class A Common Stock under stock plan	—	(5,065)	—	7,935	—	2,870
Tax benefit and withholdings from deferred compensation distributions	—	190	—	—	—	190
Stock-based compensation expense	—	5,813	—	—	—	5,813
Cash dividends on Common Stock:
Class A — $0.2400 per share	—	—	(10,612)	—	—	(10,612)
Class B — $0.2234 per share	—	—	(790)	—	—	(790)
Balances at October 31, 2024	$548	$354,592	$1,209,406	$(344,012)	$(111,602)	$1,108,932

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2025	2024
Operating activities:
Net income	$53,936	$46,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,008	10,164
Stock-based compensation expense	6,746	5,813
Deferred income taxes	3,973	(903)
Other	223	(880)
Changes in operating assets and liabilities:
Accounts receivable	(12,875)	(4,385)
Inventories	(10,980)	(2,107)
Prepaid expenses and other assets	(391)	(1,136)
Accounts payable and accrued liabilities	(19,530)	(33,960)
Income taxes	1,246	4,017
Net cash provided by operating activities	33,356	23,406

Investing activities:
Purchases of property, plant and equipment	(10,980)	(7,286)
Acquisition of businesses, net of cash acquired	(17,416)	(140,625)
Other	8	10
Net cash used in investing activities	(28,388)	(147,901)

Financing activities:
Payment of dividends	(11,519)	(11,402)
Proceeds from exercise of stock options	5,001	5,855
Payments for employee taxes withheld from stock-based awards	(3,198)	(2,090)
Purchase of treasury stock	(4,054)	—
Proceeds from borrowing on credit agreement	46,640	135,149
Repayment of borrowing on credit agreement	(30,500)	(109,439)
Other	266	190
Net cash provided by financing activities	2,636	18,263

Effect of exchange rate changes on cash and cash equivalents	731	1,775

Net increase (decrease) in cash and cash equivalents	8,335	(104,457)
Cash and cash equivalents, beginning of period	174,349	250,118
Cash and cash equivalents, end of period	$182,684	$145,661

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2025
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company,” “Brady,” “we,” or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2025 and July 31, 2025, its results of operations, cash flows and comprehensive income for the three months ended October 31, 2025 and 2024. The condensed consolidated balance sheet as of July 31, 2025 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025.

NOTE B — New Accounting Pronouncements
Adopted Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The Company adopted ASU 2023-07 for the year ended July 31, 2025, with retrospective application of the expanded segment information for the years ended July 31, 2024 and 2023. Additional information regarding the Company’s reportable segments, including the application of the provisions of ASU 2023-07 for the three months ended October 31, 2025 and 2024, is included in Note H to the condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires expanded interim and annual disclosures of expense information including the amounts of inventory purchases, employee compensation, depreciation, amortization, and depletion within commonly presented expense captions during the period. The guidance is effective for the Company’s fiscal 2028 Form 10-K and interim periods thereafter. The Company is currently evaluating the ASU to determine the impact this guidance will have on the Company’s disclosures.

NOTE C — Additional Balance Sheet Information
Inventories
Inventories consisted of the following as of October 31, 2025 and July 31, 2025:

	October 31, 2025	July 31, 2025
Finished products	$114,828	$109,726
Work-in-process	38,189	32,787
Raw materials and supplies	62,551	58,368
Total inventories	$215,568	$200,881
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation of $316,274 and $313,778 as of October 31, 2025 and July 31, 2025, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of October 31, 2025 and July 31, 2025 consisted of the following:

	October 31, 2025				July 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	2	$925	$(578)	$347	2	$912	$(456)	$456
Customer relationships	8	138,275	(42,759)	95,516	8	125,497	(38,427)	87,070
Technology	5	18,808	(7,413)	11,395	5	20,471	(10,275)	10,196
Unamortized other intangible assets:
Tradenames	N/A	7,674	—	7,674	N/A	7,652	—	7,652
Total		$165,682	$(50,750)	$114,932		$154,532	$(49,158)	$105,374
The change in the gross carrying amount of other intangible assets as of October 31, 2025 compared to July 31, 2025 was primarily due to the acquisition of MECCO Partners LLC (“Mecco”) completed during the three months ended October 31, 2025, partially offset by the removal of a fully amortized technology asset. Refer to Note O, “Acquisitions,” for additional information on intangible assets acquired.
Amortization expense on intangible assets was $5,341 and $4,713 for the three months ended October 31, 2025 and 2024, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of October 31, 2025, the Company did not have any finance leases.
Operating lease expense was $5,222 and $4,735 for the three months ended October 31, 2025 and 2024, respectively, which was recognized in either “Cost of goods sold” or “Selling, general and administrative” expenses in the condensed consolidated statements of income based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income were immaterial to the condensed consolidated statements of income for the three months ended October 31, 2025 and 2024.

Supplemental cash flow information related to the Company’s operating leases for the three months ended October 31, 2025 and 2024 was as follows:

	Three months ended October 31,
	2025	2024
Operating cash outflows from operating leases	$5,028	$4,619
Operating lease assets obtained in exchange for new operating lease liabilities (1)	5,975	7,630
(1) Includes new leases, acquired leases and remeasurements or modifications of existing leases.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains or losses from cash flow hedges and the unamortized gain or loss on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2025:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain (loss) on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2025	$(394)	$5	$(91,770)	$(92,159)
Other comprehensive income before reclassification	618	—	4,743	5,361
Amounts reclassified from accumulated other comprehensive loss	222	(151)	—	71
Ending balance, October 31, 2025	$446	$(146)	$(87,027)	$(86,727)
The decrease in accumulated other comprehensive loss as of October 31, 2025 compared to July 31, 2025 was primarily due to depreciation of the U.S. dollar against certain other currencies during the three-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2024 were as follows:

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
The increase in the accumulated other comprehensive loss as of October 31, 2024 compared to July 31, 2024 was primarily due to unrealized losses on cash flow hedges during the three-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the three months ended October 31, 2025 and 2024, unrealized gains or losses on cash flow hedges were reclassified to “Cost of goods sold” and unamortized gains or losses on post-retirement plans were reclassified into “Investment and other income” on the condensed consolidated statements of income.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive loss for the three months ended October 31, 2025 and 2024:

	Three months ended October 31,
	2025	2024
Income tax (expense) benefit related to items of other comprehensive loss:
Cash flow hedges	$(77)	$52

NOTE G — Revenue Recognition
The Company recognizes revenue when control of the product or service transfers to the customer at an amount that represents the consideration expected to be received in exchange for those products and services. The Company’s revenues are primarily from the sale of identification and direct part marking solutions, high-performance materials and workplace safety products that are shipped and billed to customers. All revenue is from contracts with customers and is included in “Net sales” on the condensed consolidated statements of income.
Disaggregation of Revenue
The following is a summary of net sales by segment and geographic region for the three months ended October 31, 2025:

	Three months ended October 31,
	2025	2024
Net sales:
Americas & Asia
Americas	$234,049	$214,033
Asia	34,844	31,395
Total	$268,893	$245,428
Europe & Australia
Europe	121,248	116,153
Australia	15,146	15,484
Total	$136,394	$131,637

Total Company	$405,287	$377,065
Contract Balances
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $3,271 and $3,060 as of October 31, 2025 and July 31, 2025, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities,” respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $374 and $337 during the three months ended October 31, 2025 and 2024, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at October 31, 2025, the Company expects to recognize 32% by the end of fiscal 2026, an additional 31% by the end of fiscal 2027, and the remaining balance thereafter.
The Company records deferred revenue for payments received in advance for certain software and services. These amounts are classified as contract liabilities and recognized as revenue over the service period. The balance of contract liabilities related to software and services was $10,178 and $9,246 as of October 31, 2025 and July 31, 2025, respectively. During the three months ended October 31, 2025 and 2024, the Company recognized $2,764 and $2,066 in revenue, respectively, which was previously included in the beginning balance of deferred revenue as of July 31, 2025 and July 31, 2024.

NOTE H — Segment Information
The Company is organized and managed within two regions: Americas & Asia and Europe & Australia, which are the reportable segments. The Company’s Chief Executive Officer (“CEO”), who is also the Company’s Chief Operating Decision Maker (“CODM”), uses segment profit in measuring segment performance, allocating resources, evaluating performance in periodic reviews, and during the development of the annual budget and the regular forecasting process. The CODM considers budget-to-actual variances on a quarterly basis, as well as segment-specific forecasting, when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses the segment’s net sales in measuring segment performance.

The following is a summary of segment information as of and for the three months ended October 31, 2025 and 2024:

	Three months ended October 31,
	2025	2024
Americas & Asia
Net sales	$268,893	$245,428
Cost of goods sold	131,106	119,178
Gross margin	137,787	126,250
Segment expenses:
Research and development	16,715	13,216
Selling, general and administrative	61,209	58,134
Total segment expenses	77,924	71,350
Segment profit	$59,863	$54,900

Europe & Australia
Net sales	$136,394	$131,637
Cost of goods sold	65,349	68,198
Gross margin	71,045	63,439
Segment expenses:
Research and development	6,577	5,705
Selling, general and administrative	45,736	44,620
Total segment expenses	52,313	50,325
Segment profit	$18,732	$13,114
Total profit from reportable segments	$78,595	$68,014

Reconciliation to income before income taxes
Total profit from reportable segments	$78,595	$68,014
Unallocated costs:
Administrative costs	(10,623)	(9,092)
Investment and other income	1,712	1,234
Interest expense	(1,208)	(1,356)
Income before income taxes	$68,476	$58,800

Other Segment Information
Depreciation & amortization:
Americas & Asia	$7,280	$6,612
Europe & Australia	3,728	3,552
Total Company	$11,008	$10,164
Expenditures for property, plant & equipment:
Americas & Asia	$8,217	$4,005
Europe & Australia	2,763	3,281
Total Company	$10,980	$7,286

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
Total stock-based compensation expense recognized during the three months ended October 31, 2025 and 2024 was $6,746 and $5,813, respectively. The total income tax benefit recognized in the condensed consolidated statements of income was $1,411 and $632 during the three months ended October 31, 2025 and 2024, respectively.
Stock Options
The stock options issued under the plan have an exercise price equal to the market price of the Company’s stock at the date of the grant and generally vest ratably over three years, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “time-based” options, generally expire ten years from the date of grant. The Company did not issue stock options in its annual grant of share-based awards to employees in the current fiscal year.
The following is a summary of stock option activity for the three months ended October 31, 2025:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2025	1,052,314	$45.17
Granted	—	—
Exercised	(122,610)	41.22
Forfeited	(712)	54.80
Outstanding at October 31, 2025	928,992	$45.68	4.6	$28,192
Exercisable at October 31, 2025	915,638	$45.56	4.6	$27,895
The following table summarizes additional stock option information:

	Three months ended October 31,
	2025	2024
Intrinsic value of options exercised during the period (in thousands)	$4,676	$4,622
Fair value of options vested during the period (in thousands)	492	1,249
Cash received from the exercise of stock options during the period (in thousands)	5,001	5,855
Tax benefit on options exercised during the period (in thousands)	1,067	1,112
As of October 31, 2025, total unrecognized compensation cost related to stock options was $152 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 0.9 years.
RSUs
RSUs issued under the plan have a grant date fair value equal to the market price of the Company’s stock at the date of grant and generally vest ratably over three years, with one-third vesting one year after the grant date and an additional one-third in each of the succeeding two years.

The following is a summary of RSU activity for the three months ended October 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of July 31, 2025	162,667	$65.19
Granted	97,750	78.19
Vested	(67,719)	61.32
Forfeited	(1,587)	68.21
Non-vested RSUs as of October 31, 2025	191,111	$73.19
The RSUs granted during the three months ended October 31, 2024 had a weighted-average grant date fair value of $74.63. The total fair value of RSUs vested during the three months ended October 31, 2025 and 2024 was $5,305 and $4,201, respectively.
As of October 31, 2025, total unrecognized compensation cost related to RSUs was $7,524 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.3 years.
PRSUs
PRSUs are contingent on the achievement of predetermined market and performance targets. The PRSUs granted under the plan vest at the end of a three-year performance period provided the service period and specified performance targets are met. PRSUs granted during the three months ended October 31, 2025, 2024 and 2023 will vest based on achievement of performance conditions relating to Company revenue and diluted EPS targets.
The PRSUs granted during the three months ended October 31, 2025 had a fair value determined by the average of the high and low stock price on the date of the grant.
The following is a summary of PRSU activity for the three months ended October 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested PRSUs as of July 31, 2025	152,266	$59.92
Granted	73,123	70.14
Vested	(25,074)	60.79
Forfeited	(11,105)	48.62
Non-vested PRSUs as of October 31, 2025	189,210	$64.19
The PRSUs granted during the three months ended October 31, 2024 had a weighted-average grant date fair value of $71.24. The total fair value of PRSUs vested during the three months ended October 31, 2025 and 2024 was $1,934 and $595, respectively.
As of October 31, 2025, total unrecognized compensation cost related to PRSUs was $8,855 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.1 years.

NOTE J — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2025	2024
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$53,936	$46,783
Less:
Preferential dividends	(728)	(736)
Preferential dividends on dilutive stock options	(8)	(8)
Numerator for basic and diluted income per Class B Voting Common Share	$53,200	$46,039
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	47,273	47,732
Plus: Effect of dilutive equity awards	458	485
Denominator for diluted income per share for both Class A and Class B	47,731	48,217
Net income per Class A Nonvoting Common Share:
Basic	$1.14	$0.98
Diluted	$1.13	$0.97
Net income per Class B Voting Common Share:
Basic	$1.13	$0.96
Diluted	$1.11	$0.95
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company’s Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 18,468 and 17,278 for the three months ended October 31, 2025 and 2024, respectively.

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
Level 3 — Significant unobservable pricing inputs, which result in the use of management’s own assumptions.
The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2025 and July 31, 2025:

	October 31, 2025	July 31, 2025	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$19,332	$19,998	Level 1
Foreign exchange contracts	534	—	Level 2
Liabilities:
Foreign exchange contracts	97	198	Level 2
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	October 31, 2025	July 31, 2025
Designated as cash flow hedges	$40,212	$53,542
Non-designated hedges	4,469	4,380
Total foreign exchange contracts	$44,681	$57,922
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. As of October 31, 2025 and July 31, 2025, unrealized gains of $423 and unrealized losses of $493 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company’s net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of October 31, 2025 and July 31, 2025, the cumulative balance recognized in accumulated other comprehensive income were losses of $3,023 and $2,753, respectively, on any outstanding foreign currency denominated debt obligations.

The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended October 31,
	2025	2024
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$621	$(1,338)
Foreign currency denominated debt (net investment hedges)	(270)	(190)
(Losses) gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	(296)	464
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	October 31, 2025			July 31, 2025
	Prepaid expenses and other current assets	Other current liabilities	Long-term Obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term Obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$532	$97	$—	$—	$197	$—
Foreign currency denominated debt (net investment hedges)	—	—	34,807	—	—	34,536
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	2	—	—	—	1	—
Total derivative instruments	$534	$97	$34,807	$—	$198	$34,536

NOTE M – Income Taxes
The income tax rate for the three months ended October 31, 2025 and 2024 was 21.2% and 20.4%, respectively.

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

NOTE O — Acquisitions
On August 4, 2025, the Company acquired all of the membership interest of Mecco for $19,166, net of cash acquired. The purchase price includes a cash payment of $17,416 and a holdback liability of $1,750. Based in Pittsburgh, Pennsylvania, Mecco specializes in industrial product marking and identification systems designed for a variety of applications and industries. The acquisition of Mecco complements the Company’s existing offering of direct part marking solutions and advances the Company’s strategy to provide customers with a variety of end-to-end direct part marking and specialty identification products. The acquisition was funded through cash on hand. The Company recorded its preliminary purchase price allocation during the first quarter of fiscal year 2026 based on its estimates of the fair value of the acquired assets and assumed liabilities at that time. The preliminary purchase price allocation included goodwill of $3,412, intangible assets of $14,040, and net tangible assets of $1,714. The goodwill for this acquisition is assigned to the Americas & Asia segment and is deductible for tax purposes. The final purchase price allocation is subject to post-closing adjustments and the finalization of certain intangible asset valuations and deferred tax adjustments. The accompanying condensed consolidated financial statements include the results of Mecco from the date of acquisition through October 31, 2025. Pro forma and other financial information are not presented for the Mecco acquisition because its impact on the Company’s results of operation and financial position is immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Brady Corporation is a global manufacturer and supplier of identification and direct part marking solutions, high-performance materials and workplace safety products that identify and protect premises, products and people. The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. This regional operating structure allows the Company to further integrate its businesses, support continued growth through the application of the best go-to-market strategies in key geographies, facilitate new product development within recent acquisitions and further simplify and scale the global business.
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
The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple industries and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. Brady’s long-term sales growth and profitability will depend not only on the overall economic environment and our ability to successfully navigate changes in the macro environment, but also on our ability to develop and market innovative products, deliver a high level of customer service, advance our digital capabilities, and continuously improve the efficiency of our global operations. Our strategy for growth includes an increased focus on certain industries and products, streamlining our product offerings, expanding into higher growth end-markets, intensifying efforts to leverage our diverse product portfolio and synergies across our business, improving the overall customer experience, developing technologically advanced, innovative, and proprietary products, and improving our digital capabilities.
The following are key initiatives supporting our strategy in fiscal 2026:
•Investing in organic growth by enhancing our research and development process and utilizing customer feedback and observations to develop innovative new products that solve customer needs and improve environmental sustainability.
•Delivering a high-quality customer experience by aligning with customers’ preferred communications channels and leveraging technology to strengthen engagement.
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
•Advancing operational excellence by executing sustainable efficiency gains within our selling, general and administrative structures and within our global operations, including cost reduction initiatives, insourcing of critical products and manufacturing activities, and reducing the Company’s environmental footprint.
•Continuing to build a high-performance culture, which rewards execution, fosters inclusion, and strengthens employee engagement, recruitment, and retention.
Macroeconomic Conditions and Trends
The Company’s operations and financial performance are subject to the risks and uncertainties inherent in the global economic environment, including inflationary pressures, supply chain disruptions, and other macroeconomic challenges. These pressures may impact the Company’s business, financial condition and results of operations as the global economic outlook remains uncertain.

The global trade environment remains complex and is rapidly evolving, driven by the imposition of tariffs on goods entering the U.S. and countermeasures from other nations. Our business has incurred, and expects to continue to incur, additional costs as it relates to these incremental tariffs and countermeasures for the foreseeable future. The Company has taken and will continue to take action to mitigate inflationary pressures caused by the incremental tariffs through a combination of targeted price increases and surcharges, strategic sourcing adjustments, product portfolio optimization, as well as our ongoing efforts to drive sustainable efficiency gains in our operations and administrative structures.
Notwithstanding the uncertain situation relating to tariffs, we believe our financial strength positions us well to continue investing in acquisitions and organic growth opportunities, such as expanded sales channels, marketing programs, and research and development (“R&D”). We remain focused on driving sustainable efficiency gains and automation across our operations and selling, general and administrative (“SG&A”) functions, while also returning capital to our shareholders through dividends and share repurchases. At October 31, 2025, we had cash of $182.7 million, as well as a credit agreement with $182.0 million available for future borrowing, which can be increased to $1,077.0 million at the Company’s option and subject to certain conditions, for total available liquidity of $1,259.7 million.
We believe that our financial resources and liquidity levels, including the undrawn portion of our credit agreement and our ability to increase that credit line as necessary, are sufficient to support the execution of our growth strategy and to manage the impact of economic or geopolitical events that could potentially reduce sales, net income, or cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2025, for further discussion of the possible impact of global economic or geopolitical events on our business.
Results of Operations
The comparability of the operating results for the three months ended October 31, 2025, compared to the three months ended October 31, 2024, has been impacted by acquisitions of American Barcode and RFID Incorporated (“AB&R”) on October 1, 2024, the Microfluidic Solutions business unit of Funai Electric Co., Ltd. (“Microfluidic Solutions”) on April 1, 2025 and MECCO Partners LLC (“Mecco”) on August 4, 2025. The operating results for each of the acquired companies has been included in the Americas & Asia reportable segment since their acquisition date.
A comparison of results of operating income for the three months ended October 31, 2025 and 2024 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2025	% Sales	2024	% Sales
Net sales	$405,287		$377,065
Gross margin	208,832	51.5%	189,689	50.3%
Operating expenses:
Research and development	23,292	5.7%	18,921	5.0%
Selling, general and administrative	117,568	29.0%	111,846	29.7%
Total operating expenses	140,860	34.8%	130,767	34.7%
Operating income	$67,972	16.8%	$58,922	15.6%
References in this Quarterly Report on Form 10-Q to “organic sales” refer to sales calculated in accordance with GAAP, excluding the impact of foreign currency translation, sales recorded from acquired companies prior to the first anniversary date of their acquisition, and sales recorded from divested companies up to the first anniversary of their divestiture. The Company’s organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.
Net sales for the three months ended October 31, 2025 increased 7.5% to $405.3 million compared to $377.1 million in the same period in the prior year. The increase consisted of organic sales growth of 2.8%, sales growth from acquisitions of 3.2%, and a 1.5% increase from foreign translation. Organic sales grew 4.7% in the Americas & Asia segment, while organic sales declined 0.8% in the Europe & Australia segment compared to the same period in the prior year.
Gross margin increased 10.1% to $208.8 million in the three months ended October 31, 2025 compared to $189.7 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 51.5% in the three months ended October 31, 2025 compared to 50.3% in the same period in the prior year. The increase in gross margin as a percentage of net sales is primarily driven by the absence of a $4.1 million non-recurring fair value adjustment related to acquisition inventory recorded in the prior-year period, as well as by organic sales growth in higher gross margin product lines. These benefits were partially offset by incremental tariffs in the current three-month period.

R&D expenses increased 23.1% to $23.3 million in the three months ended October 31, 2025 compared to $18.9 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.7% in the three months ended October 31, 2025 compared to 5.0% in the same period in the prior year. The increase in R&D spending was primarily due to investments in microfluidic technologies and engraving systems associated with the acquisitions of Microfluidic Solutions and Mecco, and, to a lesser extent, an increase in R&D headcount within the Company’s organic business. The Company remains committed to investing in innovative product development to drive long-term organic sales growth. Investments in new printing systems, pressure sensitive materials, engraving systems, microfluidic technologies, scanners and software remain the primary focus of R&D expenditures in fiscal 2026.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 5.1% to $117.6 million in the three months ended October 31, 2025 compared to $111.8 million in the same period in the prior year. As a percentage of net sales, SG&A decreased to 29.0% in the three months ended October 31, 2025, compared to 29.7% in the same period in the prior year. The decrease in SG&A as a percentage of net sales is primarily due to cost reductions from reorganization activities completed in the prior fiscal year.
Operating income increased 15.4% to $68.0 million in the three months ended October 31, 2025, compared to $58.9 million in the same period in the prior year. The increase in operating income was due to organic sales growth in the Americas & Asia reportable segment, gross margin improvement across both reportable segments, and SG&A cost efficiencies in the Europe & Asia segment. Additionally, operating income for three months ended October 31, 2024 included non-recurring acquisition-related and other costs of $5.1 million.
OPERATING INCOME TO NET INCOME

	Three months ended October 31,
(Dollars in thousands)	2025	% Sales	2024	% Sales
Operating income	$67,972	16.8%	$58,922	15.6%
Other income (expense):
Investment and other income	1,712	0.4%	1,234	0.3%
Interest expense	(1,208)	(0.3)%	(1,356)	(0.4)%
Income before income taxes	68,476	16.9%	58,800	15.6%
Income tax expense	14,540	3.6%	12,017	3.2%
Net income	$53,936	13.3%	$46,783	12.4%
Investment and other income was $1.7 million in the three months ended October 31, 2025 compared to $1.2 million in the same period in the prior year. The change was primarily due to an increase in the market value of securities held in deferred compensation plans.
Interest expense decreased to $1.2 million in the three months ended October 31, 2025 compared to $1.4 million in the same period in the prior year. The decrease in interest expense was primarily due to a decrease in the weighted average interest rate on outstanding borrowings on the Company’s credit agreement during the three months ended October 31, 2025 compared to the same period in the prior year.
The Company’s income tax rate was 21.2% and 20.4% for the three months ended October 31, 2025 and 2024, respectively.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three months ended October 31, 2025 and 2024:

	Three months ended October 31,
	2025	2024
SALES GROWTH INFORMATION
Americas & Asia
Organic	4.7%	5.1%
Acquisitions	4.9%	7.4%
Currency	—%	(0.2)%
Divestiture	—%	(1.6)%
Total	9.6%	10.7%
Europe & Australia
Organic	(0.8)%	0.7%
Acquisitions	—%	15.0%
Currency	4.4%	3.6%
Total	3.6%	19.3%
Total Company
Organic	2.8%	3.6%
Acquisitions	3.2%	9.9%
Currency	1.5%	1.2%
Divestiture	—%	(1.1)%
Total	7.5%	13.6%
SEGMENT PROFIT
Americas & Asia	$59,863	$54,900
Europe & Australia	18,732	13,114
Total	$78,595	$68,014
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	22.3%	22.4%
Europe & Australia	13.7%	10.0%
Total	19.4%	18.0%
Americas & Asia
Americas & Asia net sales increased 9.6% to $268.9 million in the three months ended October 31, 2025 compared to $245.4 million in the same period in the prior year. The increase consisted of organic sales growth of 4.7% and sales growth from acquisitions of 4.9%.
Organic sales in the Americas increased in the mid-single digits in the three months ended October 31, 2025. Organic sales growth was driven by growth in the wire identification and product identification product lines, which was partially offset by an organic sales decline in the safety and facility identification product line.
Organic sales in Asia increased approximately 12% in the three months ended October 31, 2025. The organic sales increase in the three-month period was realized throughout Asia with continued growth from electronics manufacturing services providers, technology companies, and industrial suppliers across Japan, India, Malaysia and Singapore. Organic sales growth was primarily driven by growth in the product identification and safety and facility identification product lines.
Segment profit increased 9.0% to $59.9 million in the three months ended October 31, 2025 compared to $54.9 million in the same period in the prior year. As a percentage of net sales, segment profit was essentially flat at 22.3% compared to 22.4% in the same period in the prior year. The increase in segment profit was primarily due to organic sales growth across the segment. Additionally, segment profit for the three months ended October 31, 2024 included acquisition-related costs and other purchase accounting adjustments. The decrease in segment profit as a percentage of sales was primarily driven by increased investments in R&D, and to a lesser extent, incremental tariffs in the current three-month period.
Europe & Australia
Europe & Australia net sales increased 3.6% to $136.4 million in the three months ended October 31, 2025 compared to $131.6 million in the same period in the prior year. The increase reflected a 4.4% benefit from foreign currency translation, which was partially offset by an organic sales decline of 0.8%.

Organic sales in Europe declined in the low-single digits in the three months ended October 31, 2025. The organic sales decline during the three-month period was primarily driven by a decrease in the people identification and safety and facility identification product lines, which was partially offset by organic sales growth in the wire identification product line. The decline was driven by the Middle East, the United Kingdom and Germany, which was partially offset by growth in France.
Organic sales in Australia increased in the low-single digits in the three months ended October 31, 2025. Organic sales growth was primarily driven by growth in the wire identification product line.
Segment profit increased to $18.7 million in the three months ended October 31, 2025 compared to $13.1 million in the same period of the prior year. As a percentage of net sales, segment profit increased to 13.7% from 10.0% in the same period of the prior year. The increase in segment profit was primarily driven by a more efficient cost structure following reorganization activities completed in the prior fiscal year. Additionally, segment profit for the three months ended October 31, 2024 included acquisition-related costs and other purchase accounting adjustments.
Liquidity and Capital Resources
The Company’s cash balances are generated and held in numerous locations throughout the world. At October 31, 2025, approximately 99% of the Company’s cash and cash equivalents were held outside the United States. The Company’s organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $182.7 million at October 31, 2025, a decrease of $8.3 million from July 31, 2025. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2025	2024
Net cash flow provided by (used in):
Operating activities	$33,356	$23,406
Investing activities	(28,388)	(147,901)
Financing activities	2,636	18,263
Effect of exchange rate changes on cash	731	1,775
Net increase (decrease) in cash and cash equivalents	$8,335	$(104,457)
Net cash provided by operating activities was $33.4 million in the three months ended October 31, 2025, compared to $23.4 million in the same period of the prior year. The increase in cash provided by operating activities was primarily due to improved profitability from both reportable segments.
Net cash used in investing activities was $28.4 million in the three months ended October 31, 2025, primarily reflecting the acquisition of a business for $17.4 million and capital expenditures of $11.0 million. Net cash used in investing activities was $147.9 million in the three months ended October 31, 2024, primarily reflecting acquisition of businesses totaling $140.6 million and capital expenditures of $7.3 million.
Net cash provided by financing activities was $2.6 million in the three months ended October 31, 2025, compared to $18.3 million of net cash used in financing activities in the same period of the prior year. The change was primarily driven by lower net borrowings and, to a lesser extent, increased share repurchases during the three months ended October 31, 2025 compared to the same period in the prior year.
Material Cash Requirements
Our material cash requirements for known contractual obligations include capital expenditures, repayment of borrowings on our credit agreement and lease obligations. We believe that net cash provided by operating activities will continue to be adequate to meet our liquidity and capital needs for these items over the next 12 months and in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current and anticipated customer needs and are fulfilled by our suppliers within short time horizons. We do not have significant agreements for the purchase of inventory or other goods or services specifying minimum order quantities. In addition, we may have liabilities for uncertain tax positions, but we do not believe that the cash requirements to meet any of these liabilities will be material.
Credit Agreement
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency credit agreement with a group of five banks.
On November 14, 2022, the Company and certain of its subsidiaries entered into a second amendment to the credit agreement to, among other items, (a) increase the lending commitments by $100 million for total lending commitments of $300 million, (b) extend the final maturity date to November 14, 2027, (c) increase the interest rate on certain borrowings by 0.125%, and (d) increase the available amount under the credit agreement, at the Company’s option and subject to certain conditions, from $300 million up to (i) an amount equal to the incremental borrowing necessary to bring the Company’s consolidated net debt-to-EBITDA ratio as defined in the credit agreement to 2.5 to 1.0 plus (ii) $200 million.
On October 10, 2024, the Company and certain of its subsidiaries entered into a third amendment to the credit agreement to, among other items, change the applicable benchmark rate for borrowings denominated in Canadian Dollars under the credit agreement.
As of October 31, 2025, the outstanding balance on the Company’s credit agreement was $115.9 million. The maximum amount outstanding on the credit agreement during the three months ended October 31, 2025 was $119.6 million. As of October 31, 2025, the U.S. dollar-denominated borrowings of $54.5 million bear interest at 5.0%; the Euro-denominated borrowings of €44.0 million bear interest at 2.8%; and the British Pound-denominated borrowings of £8.0 million bear interest at 4.8%. The Company had letters of credit outstanding under the credit agreement of $2.1 million as of October 31, 2025 and there was $182.0 million available for future borrowing, which can be increased to $1,077.0 million at the Company’s option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company’s credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2025, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.4 to 1.0 and the interest expense coverage ratio equal to 70.8 to 1.0.
Forward-Looking Statements
In this Quarterly Report on Form 10-Q, statements that are not reported financial results or other historic information are “forward-looking statements.” These forward-looking statements relate to, among other things, the Company’s future financial position, business strategy, targets, projected sales, costs, income, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations.
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Increased cost of raw materials, labor, material shortages and supply chain disruptions, including as a result of tariffs or other impacts of the global trade environment
•Decreased demand for the Company’s products
•Ability to compete effectively or to successfully execute the Company’s strategy
•Ability to develop technologically advanced products that meet customer demands
•Ability to identify, integrate, and grow acquired companies
•Difficulties in protecting websites, networks, and systems against security breaches and difficulties in preventing phishing attacks, social engineering or malicious break-ins
•Risks associated with the loss of key employees
•Litigation, including product liability claims
•Global climate change and environmental regulations
•Foreign currency fluctuations

•Changes in tax legislation and tax rates
•Potential write-offs of goodwill and other intangible assets
•Differing interests of voting and non-voting shareholders and changes in the regulatory and business environment around dual-class voting structures
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2025.
These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2025. There has been no material change in this information since the 2025 Form 10-K.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note N, “Contingencies” included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The Company’s business, results of operations, financial condition, and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of Company’s Annual Report on Form 10-K for the year ended July 31, 2025. There have been no material changes from the risk factors set forth in the 2025 Form 10-K.

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
On September 4, 2024, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company’s Class A Nonvoting Common Stock, which expanded upon the Company’s prior authorization for a total authorized amount of $137.8 million. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. As of October 31, 2025, there were $82.9 million worth of shares authorized to purchase remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended October 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands)
August 1, 2025 - August 31, 2025	—	$—	—	$86,951
September 1, 2025 - September 30, 2025	—	—	—	86,951
October 1, 2025 - October 31, 2025	55,010	73.69	55,010	82,897
Total	55,010	$73.69	55,010	$82,897

ITEM 5. OTHER INFORMATION
During the three months ended October 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is identified in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1
Change of Control Agreement between Brady Corporation and Andrew T. Gorman dated as of September 16, 2025 (incorporated by reference to Exhibit 10.1 in Registrant’s Current Report on Form 8-K dated September 16, 2025)*

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

BRADY CORPORATION

Date: November 17, 2025	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2025	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)