Form 10-Q
period 2026-01-31
BRADY CORP
filed 2026-02-19
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of February 17, 2026, there were 43,689,411 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2026	July 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$176,492	$174,349
Accounts receivable, net of allowance for credit losses of $7,446 and $7,876, respectively	242,905	231,944
Inventories	225,821	200,881
Prepaid expenses and other current assets	17,105	14,661
Total current assets	662,323	621,835
Property, plant and equipment—net	244,048	225,572
Goodwill	696,996	676,945
Other intangible assets	109,702	105,374
Deferred income taxes	19,396	20,862
Operating lease assets	65,703	58,422
Other assets	27,032	25,243
Total	$1,825,200	$1,734,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,002	$105,028
Accrued compensation and benefits	72,842	92,657
Taxes, other than income taxes	20,517	21,537
Accrued income taxes	5,631	5,547
Current operating lease liabilities	17,451	15,234
Other current liabilities	94,386	90,329
Total current liabilities	310,829	330,332
Long-term debt	78,706	99,766
Long-term operating lease liabilities	48,741	43,565
Other liabilities	73,904	68,379
Total liabilities	512,180	542,042
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 43,679,050 and 43,530,012 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	361,567	359,269
Retained earnings	1,396,642	1,317,739
Treasury stock—7,582,437 and 7,731,475 shares, respectively, of Class A nonvoting common stock, at cost	(389,988)	(393,186)
Accumulated other comprehensive loss	(55,749)	(92,159)
Total stockholders’ equity	1,313,020	1,192,211
Total	$1,825,200	$1,734,253

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Net sales	$384,137	$356,675	$789,424	$733,740
Cost of goods sold	189,743	180,832	386,198	368,208
Gross margin	194,394	175,843	403,226	365,532
Operating expenses:
Research and development	24,309	18,723	47,601	37,644
Selling, general and administrative	107,895	105,886	225,463	217,732
Total operating expenses	132,204	124,609	273,064	255,376
Operating income	62,190	51,234	130,162	110,156
Other income (expense):
Investment and other income	805	2,125	2,517	3,359
Interest expense	(990)	(1,312)	(2,198)	(2,668)
Income before income taxes	62,005	52,047	130,481	110,847
Income tax expense	13,954	11,713	28,494	23,730
Net income	$48,051	$40,334	$101,987	$87,117
Net income per Class A Nonvoting Common Share:
Basic	$1.02	$0.84	$2.16	$1.82
Diluted	$1.01	$0.83	$2.14	$1.81
Net income per Class B Voting Common Share:
Basic	$1.02	$0.84	$2.14	$1.81
Diluted	$1.01	$0.83	$2.12	$1.79
Weighted average common shares outstanding:
Basic	47,310	47,851	47,291	47,792
Diluted	47,738	48,306	47,734	48,261

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Net income	$48,051	$40,334	$101,987	$87,117
Other comprehensive income (loss):
Foreign currency translation adjustments	30,317	(21,180)	35,060	(21,259)

Cash flow hedges:
Net gain (loss) recognized in other comprehensive income (loss)	702	935	1,323	(403)
Reclassification adjustment for losses (gains) included in net income	11	463	307	(1)
	713	1,398	1,630	(404)

Pension and other post-retirement benefits actuarial gain amortization	(151)	(151)	(302)	(302)

Other comprehensive income (loss), before tax	30,879	(19,933)	36,388	(21,965)
Income tax benefit (expense) related to items of other comprehensive income (loss)	99	(292)	22	(240)
Other comprehensive income (loss), net of tax	30,978	(20,225)	36,410	(22,205)
Comprehensive income	$79,029	$20,109	$138,397	$64,912

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended January 31, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at October 31, 2025	$548	$359,690	$1,360,156	$(388,847)	$(86,727)	$1,244,820
Net income	—	—	48,051	—	—	48,051
Other comprehensive income, net of tax	—	—	—	—	30,978	30,978
Issuance of shares of Class A Common Stock under stock plan	—	(636)	—	3,769	—	3,133
Stock-based compensation expense	—	2,513	—	—	—	2,513
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(4,910)	—	(4,910)
Cash dividends on Common Stock:
Class A — $0.2450 per share	—	—	(10,698)	—	—	(10,698)
Class B — $0.2450 per share	—	—	(867)	—	—	(867)
Balances at January 31, 2026	$548	$361,567	$1,396,642	$(389,988)	$(55,749)	$1,313,020

	Six months ended January 31, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at July 31, 2025	$548	$359,269	$1,317,739	$(393,186)	$(92,159)	$1,192,211
Net income	—	—	101,987	—	—	101,987
Other comprehensive income, net of tax	—	—	—	—	36,410	36,410
Issuance of shares of Class A Common Stock under stock plan	—	(7,227)	—	12,162	—	4,935
Tax benefit and withholdings from deferred compensation distributions	—	266	—	—	—	266
Stock-based compensation expense	—	9,259	—	—	—	9,259
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(8,964)	—	(8,964)
Cash dividends on Common Stock:
Class A — $0.4900 per share	—	—	(21,409)	—	—	(21,409)
Class B — $0.4734 per share	—	—	(1,675)	—	—	(1,675)
Balances at January 31, 2026	$548	$361,567	$1,396,642	$(389,988)	$(55,749)	$1,313,020

	Three months ended January 31, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at October 31, 2024	$548	$354,592	$1,209,406	$(344,012)	$(111,602)	$1,108,932
Net income	—	—	40,334	—	—	40,334
Other comprehensive loss, net of tax	—	—	—	—	(20,225)	(20,225)
Issuance of shares of Class A Common Stock under stock plan	—	(241)	—	953	—	712
Stock-based compensation expense	—	2,180	—	—	—	2,180
Cash dividends on Common Stock:
Class A — $0.2400 per share	—	—	(10,616)	—	—	(10,616)
Class B — $0.2400 per share	—	—	(849)	—	—	(849)
Balances at January 31, 2025	$548	$356,531	$1,238,275	$(343,059)	$(131,827)	$1,120,468

	Six months ended January 31, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at July 31, 2024	$548	$353,654	$1,174,025	$(351,947)	$(109,622)	$1,066,658
Net income	—	—	87,117	—	—	87,117
Other comprehensive loss, net of tax	—	—	—	—	(22,205)	(22,205)
Issuance of shares of Class A Common Stock under stock plan	—	(5,306)	—	8,888	—	3,582
Tax benefit and withholdings from deferred compensation distributions	—	190	—	—	—	190
Stock-based compensation expense	—	7,993	—	—	—	7,993
Cash dividends on Common Stock:
Class A — $0.4800 per share	—	—	(21,228)	—	—	(21,228)
Class B — $0.4634 per share	—	—	(1,639)	—	—	(1,639)
Balances at January 31, 2025	$548	$356,531	$1,238,275	$(343,059)	$(131,827)	$1,120,468
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2026	2025
Operating activities:
Net income	$101,987	$87,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,205	20,096
Stock-based compensation expense	9,259	7,993
Deferred income taxes	7,571	(3,076)
Other	410	231
Changes in operating assets and liabilities:
Accounts receivable	(1,924)	6,605
Inventories	(16,747)	(8,384)
Prepaid expenses and other assets	(1,280)	(2,571)
Accounts payable and accrued liabilities	(34,710)	(41,650)
Income taxes	(101)	(3,361)
Net cash provided by operating activities	86,670	63,000

Investing activities:
Purchases of property, plant and equipment	(21,947)	(14,423)
Acquisition of businesses, net of cash acquired	(17,416)	(137,348)
Other	(1,958)	53
Net cash used in investing activities	(41,321)	(151,718)

Financing activities:
Payment of dividends	(23,084)	(22,867)
Proceeds from exercise of stock options	8,255	5,712
Payments for employee taxes withheld from stock-based awards	(3,318)	(2,130)
Purchase of treasury stock	(8,964)	—
Proceeds from borrowing on credit agreement	72,500	159,373
Repayment of borrowing on credit agreement	(93,560)	(162,621)
Other	266	190
Net cash used in financing activities	(47,905)	(22,343)

Effect of exchange rate changes on cash and cash equivalents	4,699	(605)

Net increase (decrease) in cash and cash equivalents	2,143	(111,666)
Cash and cash equivalents, beginning of period	174,349	250,118

Cash and cash equivalents, end of period	$176,492	$138,452

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2026
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company,” “Brady,” “we,” or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2026 and July 31, 2025, its results of operations, comprehensive income and changes in stockholders’ equity for the three and six months ended January 31, 2026 and 2025, and cash flows for the six months ended January 31, 2026 and 2025. The condensed consolidated balance sheet as of July 31, 2025 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

NOTE B — New Accounting Pronouncements
Adopted Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The Company adopted ASU 2023-07 for the year ended July 31, 2025, with retrospective application of the expanded segment information for the years ended July 31, 2024 and 2023. Additional information regarding the Company’s reportable segments, including the application of the provisions of ASU 2023-07 for the three and six months ended January 31, 2026 and 2025, is included in Note H to the condensed consolidated financial statements.
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

NOTE C — Additional Balance Sheet Information
Inventories
Inventories consisted of the following as of January 31, 2026 and July 31, 2025:

	January 31, 2026	July 31, 2025
Finished products	$119,662	$109,726
Work-in-process	38,166	32,787
Raw materials and supplies	67,993	58,368
Total inventories	$225,821	$200,881
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation of $325,321 and $313,778 as of January 31, 2026 and July 31, 2025, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of January 31, 2026 and July 31, 2025 consisted of the following:

	January 31, 2026				July 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	2	$918	$(697)	$221	2	$912	$(456)	$456
Customer relationships	8	138,780	(47,491)	91,289	8	125,497	(38,427)	87,070
Technology	5	18,866	(8,439)	10,427	5	20,471	(10,275)	10,196
Unamortized other intangible assets:
Tradenames	N/A	7,765	—	7,765	N/A	7,652	—	7,652
Total		$166,329	$(56,627)	$109,702		$154,532	$(49,158)	$105,374
The change in the gross carrying amount of other intangible assets as of January 31, 2026 compared to July 31, 2025 was primarily due to the acquisition of MECCO Partners LLC (“Mecco”) completed during the six months ended January 31, 2026, partially offset by the removal of a fully amortized technology asset. Refer to Note N, “Acquisitions,” for additional information on intangible assets acquired.
Amortization expense on intangible assets was $5,172 and $4,671 for the three months ended January 31, 2026 and 2025, respectively, and $10,513 and $9,384 for the six months ended January 31, 2026 and 2025, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of January 31, 2026, the Company did not have any finance leases.
Operating lease expense was $5,274 and $4,539 for the three months ended January 31, 2026 and 2025, respectively, and $10,496 and $9,274 for the six months ended January 31, 2026 and 2025, respectively, which was recognized in either “Cost of goods sold” or “Selling, general and administrative” expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income were immaterial to the condensed consolidated statements of income for the three and six months ended January 31, 2026 and 2025.

Supplemental cash flow information related to the Company’s operating leases for the six months ended January 31, 2026 and 2025 was as follows:

	Six months ended January 31,
	2026	2025
Operating cash outflows from operating leases	$10,271	$9,157
Operating lease assets obtained in exchange for new operating lease liabilities (1)	13,303	12,749
(1) Includes new leases, acquired leases and remeasurements or modifications of existing leases.

NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains and losses from cash flow hedges, and the unamortized gain or loss on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2026:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain (loss) on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2025	$(394)	$5	$(91,770)	$(92,159)
Other comprehensive income before reclassification	1,422	—	35,060	36,482
Amounts reclassified from accumulated other comprehensive loss	230	(302)	—	(72)
Ending balance, January 31, 2026	$1,258	$(297)	$(56,710)	$(55,749)
The decrease in accumulated other comprehensive loss as of January 31, 2026 compared to July 31, 2025 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the six-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended January 31, 2025 were as follows:

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
Of the amounts reclassified from accumulated other comprehensive loss during the six months ended January 31, 2026 and 2025, unrealized gains or losses on cash flow hedges were reclassified to “Cost of goods sold” and unamortized gains or losses on post-retirement plans were reclassified into “Investment and other income” on the condensed consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive loss for the three and six months ended January 31, 2026 and 2025:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Income tax benefit (expense) related to items of other comprehensive loss:
Cash flow hedges	$99	$(292)	$22	$(240)

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
Disaggregation of Revenue
The following is a summary of net sales by segment and geographic region for the three and six months ended January 31, 2026 and 2025:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Net sales:
Americas & Asia
Americas	$215,137	$202,547	$449,186	$416,580
Asia	36,467	31,299	71,311	62,694
Total	$251,604	$233,846	$520,497	$479,274
Europe & Australia
Europe	$119,920	$110,477	$241,168	$226,630
Australia	12,613	12,352	27,759	27,836
Total	$132,533	$122,829	$268,927	$254,466

Total Company	$384,137	$356,675	$789,424	$733,740
Contract Balances
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $3,292 and $3,060 as of January 31, 2026 and July 31, 2025, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities,” respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $381 and $341 during the three months ended January 31, 2026 and 2025, respectively, and $755 and $678 during the six months ended January 31, 2026 and 2025, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at January 31, 2026, the Company expects to recognize 22% by the end of fiscal 2026, an additional 35% by the end of fiscal 2027, and the remaining balance thereafter.
The Company records deferred revenue for payments received in advance for certain software and services. These amounts are classified as contract liabilities and recognized as revenue over the service period. The balance of contract liabilities related to software and services was $10,582 and $9,246 as of January 31, 2026 and July 31, 2025, respectively. The Company recognized revenue of $2,262 and $1,664 during the three months ended January 31, 2026 and 2025, respectively, and $5,026 and $3,730 during the six months ended January 31, 2026 and 2025, respectively, which was previously included in the beginning balance of deferred revenue as of July 31, 2025 and July 31, 2024.

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

The following is a summary of segment information as of and for the three and six months ended January 31, 2026 and 2025:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Americas & Asia
Net sales	$251,604	$233,846	$520,497	$479,274
Cost of goods sold	124,591	119,073	255,697	238,251
Gross margin	127,013	114,773	264,800	241,023
Segment expenses:
Research and development	17,499	12,911	34,214	26,127
Selling, general and administrative	55,763	55,876	116,972	114,010
Total segment expenses	73,262	68,787	151,186	140,137
Segment profit	$53,751	$45,986	$113,614	$100,886

Europe & Australia
Net sales	$132,533	$122,829	$268,927	$254,466
Cost of goods sold	65,152	61,759	130,501	129,957
Gross margin	67,381	61,070	138,426	124,509
Segment expenses:
Research and development	6,810	5,812	13,387	11,517
Selling, general and administrative	45,149	43,880	90,885	88,500
Total segment expenses	51,959	49,692	104,272	100,017
Segment profit	$15,422	$11,378	$34,154	$24,492
Total profit from reportable segments	$69,173	$57,364	$147,768	$125,378

Reconciliation to income before income taxes
Total profit from reportable segments	$69,173	$57,364	$147,768	$125,378
Unallocated costs:
Administrative costs	(6,983)	(6,130)	(17,606)	(15,222)
Investment and other income	805	2,125	2,517	3,359
Interest expense	(990)	(1,312)	(2,198)	(2,668)
Income before income taxes	$62,005	$52,047	$130,481	$110,847

Other Segment Information
Depreciation & amortization:
Americas & Asia	$7,378	$6,485	$14,658	$13,097
Europe & Australia	3,819	3,447	7,547	6,999
Total Company	$11,197	$9,932	$22,205	$20,096
Expenditures for property, plant & equipment:
Americas & Asia	$9,135	$5,448	$17,352	$9,453
Europe & Australia	1,832	1,689	4,595	4,970
Total Company	$10,967	$7,137	$21,947	$14,423

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$48,051	$40,334	$101,987	$87,117
Less:
Preferential dividends	—	—	(728)	(736)
Preferential dividends on dilutive stock options	—	—	(8)	(8)
Numerator for basic and diluted income per Class B Voting Common Share	$48,051	$40,334	$101,251	$86,373
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	47,310	47,851	47,291	47,792
Plus: Effect of dilutive equity awards	428	455	443	469
Denominator for diluted income per share for both Class A and Class B	47,738	48,306	47,734	48,261
Net income per Class A Nonvoting Common Share:
Basic	$1.02	$0.84	$2.16	$1.82
Diluted	$1.01	$0.83	$2.14	$1.81
Net income per Class B Voting Common Share:
Basic	$1.02	$0.84	$2.14	$1.81
Diluted	$1.01	$0.83	$2.12	$1.79
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company’s Class A Nonvoting Common Stock because the effect would have been anti-dilutive. There were no anti-dilutive shares for the three months ended January 31, 2026 and 2025. The amount of anti-dilutive shares were 9,234 and 8,639 for the six months ended January 31, 2026 and 2025, respectively.

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
The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2026 and July 31, 2025:

	January 31, 2026	July 31, 2025	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$20,378	$19,998	Level 1
Foreign exchange contracts	1,377	—	Level 2
Liabilities:
Foreign exchange contracts	433	198	Level 2

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	January 31, 2026	July 31, 2025
Designated as cash flow hedges	$26,843	$53,542
Non-designated hedges	4,823	4,380
Total foreign exchange contracts	$31,666	$57,922
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. As of January 31, 2026 and July 31, 2025, unrealized gains of $1,138 and unrealized losses of $493 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company’s net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of January 31, 2026 and July 31, 2025, the cumulative balances recognized in accumulated other comprehensive income were losses of $4,394 and $2,753, respectively, on any outstanding foreign currency denominated debt obligations.

The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$702	$935	$1,323	$(403)
Foreign currency denominated debt (net investment hedges)	(1,371)	1,460	(1,641)	1,270
(Losses) gains reclassified from OCI into cost of goods sold
Forward exchange contracts (cash flow hedges)	(11)	(463)	(307)	1
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	January 31, 2026			July 31, 2025
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$1,368	$433	$—	$—	$197	$—
Foreign currency denominated debt (net investment hedges)	—	—	36,177	—	—	34,536
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	9	—	—	—	1	—
Total derivative instruments	$1,377	$433	$36,177	$—	$198	$34,536

NOTE L — Income Taxes
The income tax rate for both the three months ended January 31, 2026 and 2025 was 22.5%. The income tax rate for the six months ended January 31, 2026 and 2025, was 21.8% and 21.4%, respectively.

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

NOTE N — Acquisitions
On August 4, 2025, the Company acquired all of the membership interest of Mecco for $19,166, net of cash acquired. The purchase price includes a cash payment of $17,416 and a holdback liability of $1,750. Based in Pittsburgh, Pennsylvania, Mecco specializes in industrial product marking and identification systems designed for a variety of applications and industries. The acquisition of Mecco complements the Company’s existing offering of direct part marking solutions and advances the Company’s strategy to provide customers with a variety of end-to-end direct part marking and specialty identification products. The acquisition was funded through cash on hand. The Company recorded its preliminary purchase price allocation based on its estimates of the fair value of the acquired assets and assumed liabilities as of the acquisition date. The preliminary purchase price allocation included goodwill of $3,412, intangible assets of $14,040, and net tangible assets of $1,714. The goodwill for this acquisition is assigned to the Americas & Asia segment and is deductible for tax purposes. The final purchase price allocation is subject to post-closing adjustments and the finalization of certain intangible asset valuations and deferred tax adjustments. The accompanying condensed consolidated financial statements include the results of Mecco from the date of acquisition through January 31, 2026. Pro forma and other financial information are not presented for the Mecco acquisition because its impact on the Company’s results of operations and financial position is immaterial.

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
Within each of the reportable segments, the Company markets, sells and distributes a broad range of identification and safety products and solutions across the following primary product categories:

•Safety and facility identification, which includes safety signs, traffic signs and control products, floor-marking tape, pipe markers, labeling systems, spill control products, lockout/tagout devices, personal protection equipment, first aid products, and software and services for safety compliance auditing, procedures writing and training.
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
•Integrating recent acquisitions and evaluating future acquisition opportunities to enhance our strategic position and accelerate long-term sales growth.
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
Notwithstanding the uncertain situation relating to tariffs, we believe our financial strength positions us well to continue investing in acquisitions and organic growth opportunities, such as expanded sales channels, marketing programs, and research and development (“R&D”). We remain focused on driving sustainable efficiency gains and automation across our operations and selling, general and administrative (“SG&A”) functions, while also returning capital to our shareholders through dividends and opportunistic share repurchases.
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

Results of Operations
The comparability of the operating results for the three and six months ended January 31, 2026 compared to the same periods in the prior year have been impacted by the acquisitions of Microfluidic Solutions business unit of Funai Electric Co., Ltd. (“Microfluidic Solutions”) on April 1, 2025 and MECCO Partners LLC (“Mecco”) on August 4, 2025. The comparability of the operating results for the six months ended January 31, 2026 compared to the same period in the prior year has also been impacted by the acquisition of American Barcode and RFID Incorporated (“AB&R”) on October 1, 2024. All three entities have been included in the Americas & Asia reportable segment since their respective acquisition dates.
A comparison of results of operating income for the three and six months ended January 31, 2026 and 2025, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2026	% Sales	2025	% Sales	2026	% Sales	2025	% Sales
Net sales	$384,137		$356,675		$789,424		$733,740
Gross margin	194,394	50.6%	175,843	49.3%	403,226	51.1%	365,532	49.8%
Operating expenses:
Research and development	24,309	6.3%	18,723	5.2%	47,601	6.0%	37,644	5.1%
Selling, general and administrative	107,895	28.1%	105,886	29.7%	225,463	28.6%	217,732	29.7%
Total operating expenses	132,204	34.4%	124,609	34.9%	273,064	34.6%	255,376	34.8%
Operating income	$62,190	16.2%	$51,234	14.4%	$130,162	16.5%	$110,156	15.0%
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
Net sales for the three months ended January 31, 2026 increased 7.7% to $384.1 million compared to $356.7 million in the same period in the prior year. The increase consisted of organic sales growth of 1.6%, sales growth from acquisitions of 2.3%, and a 3.8% increase from foreign currency translation. Organic sales grew 3.1% in the Americas & Asia segment, while organic sales declined 1.1% in the Europe & Australia segment during the three months ended January 31, 2026 compared to the same period in the prior year.

Net sales for the six months ended January 31, 2026 increased 7.6% to $789.4 million compared to $733.7 million in the same period in the prior year. The increase consisted of organic sales growth of 2.2%, sales growth from acquisitions of 2.8%, and a 2.6% increase from foreign currency translation. Organic sales grew 3.9% in the Americas & Asia segment, while organic sales declined 0.9% in the Europe & Australia segment during the six months ended January 31, 2026 compared to the same period in the prior year.
Gross margin increased 10.5% to $194.4 million in the three months ended January 31, 2026 compared to $175.8 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 50.6% from 49.3% in the three-month period. Gross margin increased 10.3% to $403.2 million in the six months ended January 31, 2026 compared to $365.5 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 51.1% from 49.8% in the six-month period. The increase in gross margin as a percentage of net sales during the three-month period is primarily driven by the absence of facility closure and other reorganization costs of $1.9 million recorded in the prior-year period. The increase in gross margin as a percentage of net sales during the six months ended January 31, 2026 was primarily due to the absence of a $4.1 million non-recurring fair value adjustment related to acquisition inventory, as well as the facility closure and other reorganization costs recorded in the prior-year period. Organic sales growth in higher gross margin product lines also contributed to the increase in both the three and six-month periods, which was partially offset by incremental tariffs in the same periods.
R&D expenses increased 29.8% to $24.3 million in the three months ended January 31, 2026 compared to $18.7 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 6.3% in the three-month period compared to 5.2% in the same period in the prior year. R&D expenses increased 26.5% to $47.6 million in the six months ended January 31, 2026 compared to $37.6 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 6.0% from 5.1% in the six-month period. The increase in R&D spending was primarily due to the acquisitions of Microfluidic Solutions and Mecco, and, to a lesser extent, an increase in R&D headcount within the Company’s organic business. The Company remains committed to investing in innovative product development to drive long-term organic sales growth. Investments in new printing systems, pressure sensitive materials, engraving systems, microfluidic technologies, scanners and software remain the primary focus of R&D expenditures in fiscal 2026.
SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 1.9% to $107.9 million in the three months ended January 31, 2026 compared to $105.9 million in the same period in the prior year. As a percentage of net sales, SG&A expenses decreased to 28.1% from 29.7% in the three-month period. SG&A expenses increased 3.6% to $225.5 million for the six months ended January 31, 2026 compared to $217.7 million in the same period in the prior year. As a percentage of net sales, SG&A expenses decreased to 28.6% from 29.7% in the six-month period. The increase in SG&A expenses during the three and six months ended January 31, 2026 was primarily due to foreign currency translation, as well as increased headcount and other costs from acquisitions, including incremental amortization expense from the acquired intangible assets. The decrease in SG&A as a percentage of net sales for both the three and six-month periods is primarily due to cost reductions from facility closures and other reorganization activities completed in the prior fiscal year, as well as the absence of $3.8 million of charges related to those activities recorded in the prior-year periods.
Operating income increased 21.4% to $62.2 million and increased 18.2% to $130.2 million in the three and six months ended January 31, 2026, respectively, compared to $51.2 million and $110.2 million in the same periods in the prior year. The increase in operating income in both the three and six-month periods was driven by organic sales growth in the Americas & Asia reportable segment, gross margin improvement across both reportable segments, and SG&A cost efficiencies in the Europe & Australia segment. Additionally, operating income for the three and six months ended January 31, 2025 included facility closure and other reorganization costs of $5.7 million. Operating income for the six months ended January 31, 2025 also included non-recurring acquisition-related and other costs of $5.1 million.

OPERATING INCOME TO NET INCOME

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2026	% Sales	2025	% Sales	2026	% Sales	2025	% Sales
Operating income	$62,190	16.2%	$51,234	14.4%	$130,162	16.5%	$110,156	15.0%
Other income (expense):
Investment and other income	805	0.2%	2,125	0.6%	2,517	0.3%	3,359	0.5%
Interest expense	(990)	(0.3)%	(1,312)	(0.4)%	(2,198)	(0.3)%	(2,668)	(0.4)%
Income before income taxes	62,005	16.1%	52,047	14.6%	130,481	16.5%	110,847	15.1%
Income tax expense	13,954	3.6%	11,713	3.3%	28,494	3.6%	23,730	3.2%
Net income	$48,051	12.5%	$40,334	11.3%	$101,987	12.9%	$87,117	11.9%
The Company’s income tax rate was 22.5% for both the three months ended January 31, 2026 and 2025, and the income tax rate was 21.8% and 21.4% for the six months ended January 31, 2026 and 2025, respectively.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three and six months ended January 31, 2026 and 2025:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
SALES GROWTH INFORMATION
Americas & Asia
Organic	3.1%	4.3%	3.9%	4.7%
Acquisitions	3.5%	7.6%	4.2%	7.5%
Currency	1.0%	(1.4)%	0.5%	(0.8)%
Divestiture	—%	—%	—%	(0.8)%
Total	7.6%	10.5%	8.6%	10.6%
Europe & Australia
Organic	(1.1)%	(0.8)%	(0.9)%	—%
Acquisitions	—%	15.1%	—%	15.1%
Currency	9.0%	(3.6)%	6.6%	(0.1)%
Total	7.9%	10.7%	5.7%	15.0%
Total Company
Organic	1.6%	2.6%	2.2%	3.1%
Acquisitions	2.3%	10.2%	2.8%	10.0%
Currency	3.8%	(2.2)%	2.6%	(0.5)%
Divestiture	—%	—%	—%	(0.5)%
Total	7.7%	10.6%	7.6%	12.1%
SEGMENT PROFIT
Americas & Asia	$53,751	$45,986	$113,614	$100,886
Europe & Australia	15,422	11,378	34,154	24,492
Total	$69,173	$57,364	$147,768	$125,378
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	21.4%	19.7%	21.8%	21.0%
Europe & Australia	11.6%	9.3%	12.7%	9.6%
Total	18.0%	16.1%	18.7%	17.1%

Americas & Asia
Americas & Asia net sales increased 7.6% to $251.6 million in the three months ended January 31, 2026 compared to $233.8 million in the same period in the prior year, which consisted of organic sales growth of 3.1%, sales growth from acquisitions of 3.5%, and a 1.0% increase from foreign currency translation. Americas & Asia net sales increased 8.6% to $520.5 million in the six months ended January 31, 2026 compared to $479.3 million in the same period in the prior year, which consisted of organic sales growth of 3.9%, sales growth from acquisitions of 4.2%, and a 0.5% increase from foreign currency translation.
Organic sales in the Americas increased in the low-single digits in both the three and six months ended January 31, 2026 compared to the same periods in the prior year. Organic sales growth in both the three and six-month periods was driven by growth in the wire identification and product identification product lines, which was partially offset by an organic sales decline in the people identification product line.
Organic sales in Asia increased approximately 14% in the three months ended January 31, 2026, and increased approximately 13% in the six months ended January 31, 2026 compared to the same periods in the prior year. The organic sales increase in both the three month and six-month periods was realized throughout Asia with continued growth from electronics manufacturing services providers, technology companies, and industrial suppliers across the region. Organic sales growth in both the three and six-month periods was primarily driven by increased organic sales in China, India and Malaysia, as well as Japan in the six-month period.
Americas & Asia segment profit increased 16.9% to $53.8 million in the three months ended January 31, 2026 compared to $46.0 million in the same period in the prior year. Segment profit increased 12.6% to $113.6 million in the six months ended January 31, 2026 compared to $100.9 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 21.4% from 19.7% in the three-month period and segment profit increased to 21.8% from 21.0% in the six-month period ended January 31, 2026 compared to the same periods in the prior year. The increase in segment profit as a percentage of net sales was due to increased profit from organic sales growth in both the three and six-month periods, as well as the absence of costs from the prior year period related to the closure of two facilities during the three-month period and incremental amortization and purchase accounting adjustments during the six-month period.
Europe & Australia
Europe & Australia net sales increased 7.9% to $132.5 million in the three months ended January 31, 2026 compared to $122.8 million in the same period in the prior year. The increase was due to foreign currency translation of 9.0%, which was partially offset by an organic sales decline of 1.1%. Europe & Australia net sales increased 5.7% to $268.9 million in the six months ended January 31, 2026 compared to $254.5 million in the same period in the prior year, which consisted of an increase of 6.6% from foreign currency translation, which was partially offset by an organic sales decline of 0.9%.
Organic sales in Europe declined in the low-single digits in both the three and six months ended January 31, 2026 compared to the same periods in the prior year. For both the three and six-month periods, the organic sales decline was primarily driven by lower volume in the safety and facility identification and product identification product lines, which was partially offset by organic growth in the wire identification product line.
Organic sales in Australia declined in the low-single digits in both the three and six months ended January 31, 2026 compared to the same periods in the prior year. The organic sales decline in both the three and six-month periods was driven by an organic sales decline in the product identification and safety and facility identification product lines, which was partially offset by organic sales growth in the wire identification product line.
Europe & Australia segment profit increased 35.5% to $15.4 million in the three months ended January 31, 2026 compared to $11.4 million in the same period in the prior year. Segment profit increased 39.4% to $34.2 million in the six months ended January 31, 2026 compared to $24.5 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 11.6% from 9.3% for the three-month period and segment profit increased to 12.7% from 9.6% for the six-month period ended January 31, 2026, compared to the same periods in the prior year. The increase in segment profit was primarily driven by a more efficient cost structure following reorganization activities completed in the prior fiscal year. Additionally, segment profit for the three and six months ended January 31, 2025 included reorganization costs and purchase accounting adjustments.

Liquidity and Capital Resources
The Company’s cash balances are generated and held in numerous locations throughout the world. At January 31, 2026, approximately 98% of the Company’s cash and cash equivalents were held outside the United States. The Company’s organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, share repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $176.5 million at January 31, 2026, an increase of $2.1 million from July 31, 2025. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2026	2025
Net cash flow provided by (used in):
Operating activities	$86,670	$63,000
Investing activities	(41,321)	(151,718)
Financing activities	(47,905)	(22,343)
Effect of exchange rate changes on cash	4,699	(605)
Net increase (decrease) in cash and cash equivalents	$2,143	$(111,666)
Net cash provided by operating activities was $86.7 million in the six months ended January 31, 2026, compared to $63.0 million in the same period of the prior year. The increase in cash provided by operating activities was primarily due to improved segment profit from both reportable segments.
Net cash used in investing activities was $41.3 million in the six months ended January 31, 2026, which consisted of the acquisition of a business of $17.4 million and capital expenditures of $21.9 million. Net cash used in investing activities was $151.7 million in the six months ended January 31, 2025, which consisted of the acquisition of businesses totaling $137.3 million and capital expenditures of $14.4 million.
Net cash used in financing activities was $47.9 million in the six months ended January 31, 2026, compared to $22.3 million used in the same period of the prior year. The change was primarily driven by increased net repayments on the Company's credit agreement and, to a lesser extent, increased share repurchases during the six months ended January 31, 2026 compared to the same period in the prior year.
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
As of January 31, 2026, the outstanding balance on the Company’s credit agreement was $78.7 million. The maximum amount outstanding on the credit agreement during the six months ended January 31, 2026 was $119.6 million. As of January 31, 2026, the U.S. dollar-denominated borrowings of $15.0 million bear interest at 4.9%; the Euro-denominated borrowings of €44.0 million bear interest at 2.8%; and the British Pound-denominated borrowings of £8.0 million bear interest at 4.6%. The Company had letters of credit outstanding under the credit agreement of $2.1 million as of January 31, 2026, and there was $219.2 million available for future borrowing, which can be increased to $1,169.2 million at the Company’s option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company’s credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2026, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.2 to 1.0 and the interest expense coverage ratio equal to 77.9 to 1.0.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2025 (“2025 Form 10-K”). There has been no material change in this information since the 2025 Form 10-K.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note M, “Contingencies” included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
On September 4, 2024, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company’s Class A Nonvoting Common Stock, which expanded upon the Company’s prior authorization for a total authorized amount of $137.8 million. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. As of January 31, 2026, there was $78.0 million worth of shares authorized to purchase remaining pursuant to the existing share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended January 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands)
November 1, 2025 - November 30, 2025	65,747	$74.68	65,747	$77,987
December 1, 2025 - December 31, 2025	—	—	—	77,987
January 1, 2026 - January 31, 2026	—	—	—	77,987
Total	65,747	$74.68	65,747	$77,987

ITEM 5. OTHER INFORMATION
During the three months ended January 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is identified in Item 408(a) of Regulation S-K.

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

BRADY CORPORATION

Date: February 19, 2026	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2026	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)