Form 10-Q
period 2026-04-30
BRADY CORP
filed 2026-05-18
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of May 14, 2026, there were 43,574,162 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2026	July 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175,491	$174,349
Accounts receivable, net of allowance for credit losses of $7,274 and $7,876, respectively	266,354	231,944
Inventories	220,252	200,881
Prepaid expenses and other current assets	16,832	14,661
Total current assets	678,929	621,835
Property, plant and equipment—net	243,720	225,572
Goodwill	689,415	676,945
Other intangible assets	103,425	105,374
Deferred income taxes	18,503	20,862
Operating lease assets	61,154	58,422
Other assets	36,805	25,243
Total	$1,831,951	$1,734,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,454	$105,028
Accrued compensation and benefits	92,253	92,657
Taxes, other than income taxes	22,308	21,537
Accrued income taxes	4,787	5,547
Current operating lease liabilities	16,382	15,234
Other current liabilities	93,620	90,329
Total current liabilities	337,804	330,332
Long-term debt	26,857	99,766
Long-term operating lease liabilities	45,270	43,565
Other liabilities	78,035	68,379
Total liabilities	487,966	542,042
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 43,650,910 and 43,530,012 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	363,578	359,269
Retained earnings	1,442,868	1,317,739
Treasury stock—7,610,577 and 7,731,475 shares, respectively, of Class A nonvoting common stock, at cost	(393,992)	(393,186)
Accumulated other comprehensive loss	(69,017)	(92,159)
Total stockholders’ equity	1,343,985	1,192,211
Total	$1,831,951	$1,734,253

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Net sales	$435,237	$382,590	$1,224,661	$1,116,330
Cost of goods sold	209,768	187,531	595,966	555,739
Gross margin	225,469	195,059	628,695	560,591
Operating expenses:
Research and development	23,531	19,191	71,132	56,835
Selling, general and administrative	128,732	108,678	354,195	326,410
Total operating expenses	152,263	127,869	425,327	383,245
Operating income	73,206	67,190	203,368	177,346
Other income (expense):
Investment and other income (expense)	1,431	(509)	3,948	2,850
Interest expense	(1,269)	(936)	(3,467)	(3,604)
Income before income taxes	73,368	65,745	203,849	176,592
Income tax expense	15,568	13,482	44,062	37,212
Net income	$57,800	$52,263	$159,787	$139,380
Net income per Class A Nonvoting Common Share:
Basic	$1.22	$1.10	$3.38	$2.92
Diluted	$1.21	$1.09	$3.35	$2.89
Net income per Class B Voting Common Share:
Basic	$1.22	$1.10	$3.36	$2.90
Diluted	$1.21	$1.09	$3.33	$2.88
Weighted average common shares outstanding:
Basic	47,357	47,644	47,313	47,743
Diluted	47,814	48,066	47,761	48,196

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Net income	$57,800	$52,263	$159,787	$139,380
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,891)	38,161	22,169	16,902

Cash flow hedges:
Net gain (loss) recognized in other comprehensive income (loss)	81	(423)	1,404	(826)
Reclassification adjustment for (gains) losses included in net income	(202)	210	105	209
	(121)	(213)	1,509	(617)

Pension and other post-retirement benefits actuarial gain amortization	(152)	(152)	(454)	(454)

Other comprehensive income (loss), before tax	(13,164)	37,796	23,224	15,831
Income tax (expense) benefit related to items of other comprehensive (loss) income	(104)	297	(82)	57
Other comprehensive (loss) income, net of tax	(13,268)	38,093	23,142	15,888
Comprehensive income	$44,532	$90,356	$182,929	$155,268

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Unaudited)

	Three months ended April 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at January 31, 2026	$548	$361,567	$1,396,642	$(389,988)	$(55,749)	$1,313,020
Net income	—	—	57,800	—	—	57,800
Other comprehensive income, net of tax	—	—	—	—	(13,268)	(13,268)
Issuance of shares of Class A Common Stock under stock plan	—	(335)	—	1,162	—	827
Stock-based compensation expense	—	2,346	—	—	—	2,346
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(5,166)	—	(5,166)
Cash dividends on Common Stock:
Class A — $0.2450 per share	—	—	(10,707)	—	—	(10,707)
Class B — $0.2450 per share	—	—	(867)	—	—	(867)
Balances at April 30, 2026	$548	$363,578	$1,442,868	$(393,992)	$(69,017)	$1,343,985

	Nine months ended April 30, 2026
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at July 31, 2025	$548	$359,269	$1,317,739	$(393,186)	$(92,159)	$1,192,211
Net income	—	—	159,787	—	—	159,787
Other comprehensive income, net of tax	—	—	—	—	23,142	23,142
Issuance of shares of Class A Common Stock under stock plan	—	(7,562)	—	13,324	—	5,762
Tax benefit and withholdings from deferred compensation distributions	—	266	—	—	—	266
Stock-based compensation expense	—	11,605	—	—	—	11,605
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(14,130)	—	(14,130)
Cash dividends on Common Stock:
Class A — $0.7350 per share	—	—	(32,116)	—	—	(32,116)
Class B — $0.7184 per share	—	—	(2,542)	—	—	(2,542)
Balances at April 30, 2026	$548	$363,578	$1,442,868	$(393,992)	$(69,017)	$1,343,985
See Notes to Condensed Consolidated Financial Statements.

	Three months ended April 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at January 31, 2025	$548	$356,531	$1,238,275	$(343,059)	$(131,827)	$1,120,468
Net income	—	—	52,263	—	—	52,263
Other comprehensive loss, net of tax	—	—	—	—	38,093	38,093
Issuance of shares of Class A Common Stock under stock plan	—	(755)	—	415	—	(340)
Stock-based compensation expense	—	1,769	—	—	—	1,769
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(33,330)	—	(33,330)
Cash dividends on Common Stock:
Class A — $0.2400 per share	—	—	(10,521)	—	—	(10,521)
Class B — $0.2400 per share	—	—	(849)	—	—	(849)
Balances at April 30, 2025	$548	$357,545	$1,279,168	$(375,974)	$(93,734)	$1,167,553

	Nine months ended April 30, 2025
	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at July 31, 2024	$548	$353,654	$1,174,025	$(351,947)	$(109,622)	$1,066,658
Net income	—	—	139,380	—	—	139,380
Other comprehensive loss, net of tax	—	—	—	—	15,888	15,888
Issuance of shares of Class A Common Stock under stock plan	—	(6,061)	—	9,303	—	3,242
Tax benefit and withholdings from deferred compensation distributions	—	190	—	—	—	190
Stock-based compensation expense	—	9,762	—	—	—	9,762
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(33,330)	—	(33,330)
Cash dividends on Common Stock:
Class A — $0.7200 per share	—	—	(31,749)	—	—	(31,749)
Class B — $0.7034 per share	—	—	(2,488)	—	—	(2,488)
Balances at April 30, 2025	$548	$357,545	$1,279,168	$(375,974)	$(93,734)	$1,167,553
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2026	2025
Operating activities:
Net income	$159,787	$139,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,549	30,279
Stock-based compensation expense	11,605	9,762
Deferred income taxes	9,506	(6,038)
Other	(4,857)	(181)
Changes in operating assets and liabilities:
Accounts receivable	(28,102)	(6,869)
Inventories	(12,970)	(8,209)
Prepaid expenses and other assets	(1,098)	(3,754)
Accounts payable and accrued liabilities	(1,638)	(26,415)
Income taxes	(883)	(5,081)
Net cash provided by operating activities	164,899	122,874

Investing activities:
Purchases of property, plant and equipment	(32,994)	(18,685)
Acquisition of businesses, net of cash acquired	(17,416)	(147,248)
Other	6,848	854
Net cash used in investing activities	(43,562)	(165,079)

Financing activities:
Payment of dividends	(34,658)	(34,237)
Proceeds from exercise of stock options	9,168	5,759
Payments for employee taxes withheld from stock-based awards	(3,406)	(2,518)
Purchase of treasury stock	(14,130)	(33,155)
Proceeds from borrowing on credit agreement	73,500	206,249
Repayment of borrowing on credit agreement	(146,409)	(194,365)
Other	(9,534)	190
Net cash used in financing activities	(125,469)	(52,077)

Effect of exchange rate changes on cash and cash equivalents	5,274	(3,682)

Net increase (decrease) in cash and cash equivalents	1,142	(97,964)
Cash and cash equivalents, beginning of period	174,349	250,118

Cash and cash equivalents, end of period	$175,491	$152,154

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2026
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company,” “Brady,” “we,” or “our”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2026 and July 31, 2025, its results of operations, comprehensive income and changes in stockholders’ equity for the three and nine months ended April 30, 2026 and 2025, and cash flows for the nine months ended April 30, 2026 and 2025. The condensed consolidated balance sheet as of July 31, 2025 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

NOTE B — New Accounting Pronouncements
Adopted Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires expanded interim and annual disclosures of segment information including the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. The Company adopted ASU 2023-07 for the year ended July 31, 2025, with retrospective application of the expanded segment information for the years ended July 31, 2024 and 2023. Additional information regarding the Company’s reportable segments, including the application of the provisions of ASU 2023-07 for the three and nine months ended April 30, 2026 and 2025, is included in Note H to the condensed consolidated financial statements.
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

NOTE C — Additional Balance Sheet Information
Inventories
Inventories consisted of the following as of April 30, 2026 and July 31, 2025:

	April 30, 2026	July 31, 2025
Finished products	$118,475	$109,726
Work-in-process	34,658	32,787
Raw materials and supplies	67,119	58,368
Total inventories	$220,252	$200,881
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation of $322,884 and $313,778 as of April 30, 2026 and July 31, 2025, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of April 30, 2026 and July 31, 2025 consisted of the following:

	April 30, 2026				July 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	2	$904	$(791)	$113	2	$912	$(456)	$456
Customer relationships	8	137,440	(51,289)	86,151	8	125,497	(38,427)	87,070
Technology	5	18,622	(9,223)	9,399	5	20,471	(10,275)	10,196
Unamortized other intangible assets:
Tradenames	N/A	7,762	—	7,762	N/A	7,652	—	7,652
Total		$164,728	$(61,303)	$103,425		$154,532	$(49,158)	$105,374
The change in the gross carrying amount of other intangible assets as of April 30, 2026 compared to July 31, 2025 was primarily due to the acquisition of MECCO Partners LLC (“Mecco”) completed during the nine months ended April 30, 2026, partially offset by the removal of a fully amortized technology asset. Refer to Note N, “Acquisitions,” for additional information on intangible assets acquired.
Amortization expense on intangible assets was $5,255 and $4,754 for the three months ended April 30, 2026 and 2025, respectively, and $15,768 and $14,138 for the nine months ended April 30, 2026 and 2025, respectively.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouse and office spaces, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of April 30, 2026, the Company did not have any finance leases.
Operating lease expense was $5,327 and $4,714 for the three months ended April 30, 2026 and 2025, respectively, and $15,823 and $13,988 for the nine months ended April 30, 2026 and 2025, respectively, which was recognized in either “Cost of goods sold” or “Selling, general and administrative” expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income were immaterial to the condensed consolidated statements of income for the three and nine months ended April 30, 2026 and 2025.

Supplemental cash flow information related to the Company’s operating leases for the nine months ended April 30, 2026 and 2025 was as follows:

	Nine months ended April 30,
	2026	2025
Operating cash outflows from operating leases	$15,462	$13,780
Operating lease assets obtained in exchange for new operating lease liabilities (1)	13,805	30,964
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
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2026:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain (loss) on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2025	$(394)	$5	$(91,770)	$(92,159)
Other comprehensive income before reclassification	1,348	—	22,169	23,517
Amounts reclassified from accumulated other comprehensive loss	79	(454)	—	(375)
Ending balance, April 30, 2026	$1,033	$(449)	$(69,601)	$(69,017)
The decrease in accumulated other comprehensive loss as of April 30, 2026 compared to July 31, 2025 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the nine-month period.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended April 30, 2025 were as follows:

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
Of the amounts reclassified from accumulated other comprehensive loss during the nine months ended April 30, 2026 and 2025, unrealized gains or losses on cash flow hedges were reclassified to “Cost of goods sold” and unamortized gains or losses on post-retirement plans were reclassified into “Investment and other income (expense)” on the condensed consolidated statements of income.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive loss for the three and nine months ended April 30, 2026 and 2025:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Income tax (expense) benefit related to items of other comprehensive loss:
Cash flow hedges	$(104)	$297	$(82)	$57

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
Disaggregation of Revenue
The following is a summary of net sales by segment and geographic region for the three and nine months ended April 30, 2026 and 2025:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Net sales:
Americas & Asia
Americas	$251,665	$219,913	$700,851	$636,493
Asia	38,390	33,739	109,701	96,433
Total	$290,055	$253,652	$810,552	$732,926
Europe & Australia
Europe	$130,060	$115,715	$371,228	$342,345
Australia	15,122	13,223	42,881	41,059
Total	$145,182	$128,938	$414,109	$383,404

Total Company	$435,237	$382,590	$1,224,661	$1,116,330
Contract Balances
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $3,402 and $3,060 as of April 30, 2026 and July 31, 2025, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities,” respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $382 and $343 during the three months ended April 30, 2026 and 2025, respectively, and $1,137 and $1,021 during the nine months ended April 30, 2026 and 2025, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at April 30, 2026, the Company expects to recognize 12% by the end of fiscal 2026, an additional 38% by the end of fiscal 2027, and the remaining balance thereafter.
The Company records deferred revenue for payments received in advance for certain software and services. These amounts are classified as contract liabilities and recognized as revenue over the service period. The balance of contract liabilities related to software and services was $11,423 and $9,246 as of April 30, 2026 and July 31, 2025, respectively. The Company recognized revenue of $1,714 and $1,204 during the three months ended April 30, 2026 and 2025, respectively, and $6,740 and $4,934 during the nine months ended April 30, 2026 and 2025, respectively, which was previously included in the beginning balance of deferred revenue as of July 31, 2025 and July 31, 2024.

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

The following is a summary of segment information as of and for the three and nine months ended April 30, 2026 and 2025:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Americas & Asia
Net sales	$290,055	$253,652	$810,552	$732,926
Cost of goods sold	139,782	123,827	395,479	362,078
Gross margin	150,273	129,825	415,073	370,848
Segment expenses:
Research and development	16,954	13,318	51,168	39,445
Selling, general and administrative	64,589	59,343	181,561	173,255
Total segment expenses	81,543	72,661	232,729	212,700
Segment profit	$68,730	$57,164	$182,344	$158,148

Europe & Australia
Net sales	$145,182	$128,938	$414,109	$383,404
Cost of goods sold	69,986	63,704	200,487	193,661
Gross margin	75,196	65,234	213,622	189,743
Segment expenses:
Research and development	6,577	5,873	19,964	17,390
Selling, general and administrative	47,149	41,883	138,034	130,481
Total segment expenses	53,726	47,756	157,998	147,871
Segment profit	$21,470	$17,478	$55,624	$41,872
Total profit from reportable segments	$90,200	$74,642	$237,968	$200,020

Reconciliation to income before income taxes
Total profit from reportable segments	$90,200	$74,642	$237,968	$200,020
Unallocated costs:
Administrative costs	(16,994)	(7,452)	(34,600)	(22,674)
Investment and other income (expense)	1,431	(509)	3,948	2,850
Interest expense	(1,269)	(936)	(3,467)	(3,604)
Income before income taxes	$73,368	$65,745	$203,849	$176,592

Other Segment Information
Depreciation & amortization:
Americas & Asia	$7,452	$6,573	$22,110	$19,670
Europe & Australia	3,892	3,609	11,439	10,609
Total Company	$11,344	$10,182	$33,549	$30,279
Expenditures for property, plant & equipment:
Americas & Asia	$9,907	$2,550	$27,259	$12,003
Europe & Australia	1,140	1,712	5,735	6,682
Total Company	$11,047	$4,262	$32,994	$18,685

NOTE I — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$57,800	$52,263	$159,787	$139,380
Less:
Preferential dividends	—	—	(728)	(736)
Preferential dividends on dilutive stock options	—	—	(8)	(8)
Numerator for basic and diluted income per Class B Voting Common Share	$57,800	$52,263	$159,051	$138,636
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	47,357	47,644	47,313	47,743
Plus: Effect of dilutive equity awards	457	422	448	453
Denominator for diluted income per share for both Class A and Class B	47,814	48,066	47,761	48,196
Net income per Class A Nonvoting Common Share:
Basic	$1.22	$1.10	$3.38	$2.92
Diluted	$1.21	$1.09	$3.35	$2.89
Net income per Class B Voting Common Share:
Basic	$1.22	$1.10	$3.36	$2.90
Diluted	$1.21	$1.09	$3.33	$2.88
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of the Company’s Class A Nonvoting Common Stock because the effect would have been anti-dilutive. There were no anti-dilutive shares for the three months ended April 30, 2026 and 2025. The amount of anti-dilutive shares were 6,156 and 5,759 for the nine months ended April 30, 2026 and 2025, respectively.

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
The following table summarizes the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2026 and July 31, 2025:

	April 30, 2026	July 31, 2025	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$21,273	$19,998	Level 1
Foreign exchange contracts	636	—	Level 2
Liabilities:
Foreign exchange contracts	37	198	Level 2

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	April 30, 2026	July 31, 2025
Designated as cash flow hedges	$13,438	$53,542
Non-designated hedges	4,776	4,380
Total foreign exchange contracts	$18,214	$57,922
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. As of April 30, 2026 and July 31, 2025, unrealized gains of $1,015 and unrealized losses of $493 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company’s net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. During the three months ended April 30, 2026, the Company settled outstanding foreign currency denominated debt previously designated as a hedge of its net investment in foreign operations. As of April 30, 2026 and July 31, 2025, the cumulative balances recognized in accumulated other comprehensive income were losses of $3,105 and $2,753, respectively.

The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$81	$(423)	$1,404	$(826)
Foreign currency denominated debt (net investment hedges)	1,289	(2,883)	(352)	(1,613)
Gains (losses) reclassified from OCI into cost of goods sold
Forward exchange contracts (cash flow hedges)	202	(210)	(105)	(209)
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	April 30, 2026			July 31, 2025
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$636	$36	$—	$—	$197	$—
Foreign currency denominated debt (net investment hedges)	—	—	—	—	—	34,536
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	1	—	—	1	—
Total derivative instruments	$636	$37	$—	$—	$198	$34,536

NOTE L — Income Taxes
The income tax rate for the three months ended April 30, 2026 and 2025 was 21.2% and 20.5%, respectively. The income tax rate for the nine months ended April 30, 2026 and 2025, was 21.6% and 21.1%, respectively.

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

NOTE N — Acquisitions
On August 4, 2025, the Company acquired all of the membership interest of Mecco for $18,918, net of cash acquired. The purchase price includes a cash payment of $17,416 and a holdback liability of $1,502. Based in Pittsburgh, Pennsylvania, Mecco specializes in industrial product marking and identification systems designed for a variety of applications and industries. The acquisition of Mecco complements the Company’s existing offering of direct part marking solutions and advances the Company’s strategy to provide customers with a variety of end-to-end direct part marking and specialty identification products. The acquisition was funded through cash on hand. The Company recorded its preliminary purchase price allocation based on its estimates of the fair value of the acquired assets and assumed liabilities as of the acquisition date. The preliminary purchase price allocation included goodwill of $3,164, intangible assets of $14,040, and net tangible assets of $1,714. The goodwill for this acquisition is assigned to the Americas & Asia segment and is deductible for tax purposes. The final purchase price allocation is subject to post-closing adjustments and the finalization of certain intangible asset valuations and deferred tax adjustments. The accompanying condensed consolidated financial statements include the results of Mecco from the date of acquisition through April 30, 2026. Pro forma and other financial information are not presented for the Mecco acquisition because its impact on the Company’s results of operations and financial position is immaterial.

On April 20, 2026, the Company entered into an Equity Purchase Agreement with Honeywell International Inc. (“Honeywell”) to acquire Honeywell’s Productivity Solutions and Services (“PSS”) business, a global manufacturer and provider of mobile computers, barcode scanners, and printing solutions, for a base purchase price of $1.4 billion in cash, subject to customary adjustments related to cash, indebtedness, working capital and transaction expenses. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second half of calendar year 2026. During the three months ended April 30, 2026, the Company incurred $13,506 of acquisition-related costs associated with the pending transaction, which were recorded in selling, general and administrative expenses.

NOTE O — Debt
There have been no material changes to the terms of the Company’s credit agreement from those disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2025.
On April 20, 2026, in connection with the Company’s pending acquisition of the PSS business, the Company entered into a debt commitment letter with BMO Capital Markets that provides for 364-day bridge facilities with aggregate commitments of up to $1.8 billion, subject to customary conditions, including completion of the acquisition. The Company incurred financing costs related to the bridge facilities, which were capitalized in “Other assets” on the condensed consolidated balance sheet. As of April 30, 2026, the acquisition had not been completed, the conditions to availability under the bridge financing had not been satisfied, and no amounts were drawn or outstanding.

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
•Integrating recent acquisitions and advancing the pending acquisition of PSS business to enhance our strategic position and accelerate long-term sales growth.
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

Pending Acquisition of the PSS Business
On April 20, 2026, the Company entered into an Equity Purchase Agreement with Honeywell International Inc. (“Honeywell”) to acquire Honeywell’s Productivity Solutions and Services (“PSS”) business, a global manufacturer and provider of mobile computers, barcode scanners and printing solutions, for a base purchase price of $1.4 billion in cash, subject to customary adjustments related to cash, indebtedness, working capital and transaction expenses. We believe the pending acquisition of the PSS business, if completed, will provide a complementary product portfolio that will add scale and extend the Company’s reach into adjacent workflows and large enterprise customers.
We intend to fund the acquisition and related transaction costs through a combination of cash on hand and new debt financing. In connection with the pending acquisition, we entered into a debt commitment letter that provides for 364-day bridge facilities with aggregate commitments of up to $1.8 billion, subject to customary closing conditions. We expect to replace or reduce the commitments under the bridge facilities contemplated by the debt commitment letter with permanent financing prior to closing. The transaction is not subject to a financing condition.
The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second half of calendar year 2026.
Macroeconomic Conditions and Trends
The Company’s operations and financial performance are subject to the risks and uncertainties inherent in the global economic environment, including inflationary pressures, supply chain disruptions, changes in trade policy, and other macroeconomic and geopolitical challenges. These conditions may impact the Company’s business, financial condition and results of operations as the global economic outlook remains uncertain.
The global trade environment remains complex and continues to evolve, driven by the imposition of tariffs on goods entering the U.S. and countermeasures from other nations. Our business has incurred additional costs related to these incremental tariffs and countermeasures, and future impacts will depend on changes in trade policy and the timing, availability and amount of potential refunds of tariffs previously paid. We also continue to face broader macroeconomic pressures impacting the cost and availability of certain raw materials, components, freight and other inputs. The Company has taken and will continue to take action to mitigate these pressures through a combination of targeted price increase, strategic sourcing adjustments, product portfolio optimization, as well as our ongoing efforts to drive sustainable efficiency gains in our operations and administrative structures. However, these actions may not fully offset the impact of tariffs, inflationary pressures or other macroeconomic pressures on our results.
The Company continues to evaluate developments related to tariff policy, including the timing, availability and amount of potential refunds of tariffs previously paid. Any such refunds remain subject to ongoing administrative processes and uncertainty.
Notwithstanding the uncertain macroeconomic environment, we believe our financial strength positions us well to continue investing in acquisitions and organic growth opportunities, such as expanded sales channels, marketing programs, and research and development (“R&D”). We remain focused on driving sustainable efficiency gains and automation across our operations and selling, general and administrative (“SG&A”) functions, while also returning capital to our shareholders through dividends and opportunistic share repurchases.
We believe that our financial resources and liquidity levels, including the undrawn portion of our credit agreement and available financing commitments are sufficient to support the execution of our growth strategy and to manage the impact of economic or geopolitical events that could potentially reduce sales, net income, or cash provided by operating activities. In addition, in connection with the pending acquisition of the PSS business, we entered into a debt commitment letter that provides for 364-day bridge facilities with aggregate commitments of up to $1.8 billion, subject to customary closing conditions, including completion of the acquisition. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2025, and Part II, Item 1A of this Quarterly Report on Form 10-Q, for further discussion of the possible impact of global economic or geopolitical events on our business and additional risks relating to our acquisition of the PSS business.

Results of Operations
The comparability of the operating results for the three and nine months ended April 30, 2026 compared to the same periods in the prior year have been impacted by the acquisitions of Microfluidic Solutions business unit of Funai Electric Co., Ltd. (“Microfluidic Solutions”) on April 1, 2025 and MECCO Partners LLC (“Mecco”) on August 4, 2025. The comparability of the operating results for the nine months ended April 30, 2026 compared to the same period in the prior year has also been impacted by the acquisition of American Barcode and RFID Incorporated (“AB&R”) on October 1, 2024. All three entities have been included in the Americas & Asia reportable segment since their respective acquisition dates.
A comparison of results of operating income for the three and nine months ended April 30, 2026 and 2025, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2026	% Sales	2025	% Sales	2026	% Sales	2025	% Sales
Net sales	$435,237		$382,590		$1,224,661		$1,116,330
Gross margin	225,469	51.8%	195,059	51.0%	628,695	51.3%	560,591	50.2%
Operating expenses:
Research and development	23,531	5.4%	19,191	5.0%	71,132	5.8%	56,835	5.1%
Selling, general and administrative	128,732	29.6%	108,678	28.4%	354,195	28.9%	326,410	29.2%
Total operating expenses	152,263	35.0%	127,869	33.4%	425,327	34.7%	383,245	34.3%
Operating income	$73,206	16.8%	$67,190	17.6%	$203,368	16.6%	$177,346	15.9%
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
Net sales for the three months ended April 30, 2026 increased 13.8% to $435.2 million compared to $382.6 million in the same period in the prior year. The increase consisted of organic sales growth of 8.2%, sales growth from acquisitions of 2.1%, and a 3.5% increase from foreign currency translation. Organic sales grew 10.1% in the Americas & Asia segment and 4.5% in the Europe & Australia segment during the three months ended April 30, 2026 compared to the same period in the prior year.
Net sales for the nine months ended April 30, 2026 increased 9.7% to $1,224.7 million compared to $1,116.3 million in the same period in the prior year. The increase consisted of organic sales growth of 4.3%, sales growth from acquisitions of 2.5%, and a 2.9% increase from foreign currency translation. Organic sales grew 6.0% in the Americas & Asia segment sales and 0.9% in the Europe & Australia segment during the nine months ended April 30, 2026 compared to the same period in the prior year.
Gross margin increased 15.6% to $225.5 million in the three months ended April 30, 2026 compared to $195.1 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 51.8% from 51.0% in the three-month period. Gross margin increased 12.1% to $628.7 million in the nine months ended April 30, 2026 compared to $560.6 million in the same period in the prior year. As a percentage of net sales, gross margin increased to 51.3% from 50.2% in the nine-month period. The increase in gross margin as a percentage of net sales was primarily driven by organic sales growth in higher gross margin products lines during both the three and nine-month periods compared to the same periods in the prior year. The absence of a $4.1 million non-recurring fair value adjustment related to acquisition inventory, as well as facility closure and other reorganization costs recorded in the prior-year period also contributed to the increase in the nine-month period.
R&D expenses increased 22.6% to $23.5 million in the three months ended April 30, 2026 compared to $19.2 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.4% in the three-month period compared to 5.0% in the same period in the prior year. R&D expenses increased 25.2% to $71.1 million in the nine months ended April 30, 2026 compared to $56.8 million in the same period in the prior year. As a percentage of net sales, R&D expenses increased to 5.8% from 5.1% in the nine-month period. The increase in R&D spending was primarily due to the acquisitions of Microfluidic Solutions and Mecco, and, to a lesser extent, an increase in R&D headcount within the Company’s organic business. The Company remains committed to investing in innovative product development to drive long-term organic sales growth. Investments in new printing systems, pressure sensitive materials, engraving systems, microfluidic technologies, scanners and software remain the primary focus of R&D expenditures in fiscal 2026.

SG&A expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 18.5% to $128.7 million in the three months ended April 30, 2026 compared to $108.7 million in the same period in the prior year. As a percentage of net sales, SG&A expenses increased to 29.6% from 28.4% in the three-month period. The increase in SG&A as a percentage of net sales for the three-month period is primarily due to costs incurred related to the pending acquisition of the PSS business of $13.5 million, partially offset by cost reductions from facility closures and other reorganization activities completed in the prior fiscal year, as well as the absence of charges related to those activities recorded in the prior-year period.
SG&A expenses increased 8.5% to $354.2 million for the nine months ended April 30, 2026 compared to $326.4 million in the same period in the prior year. As a percentage of net sales, SG&A expenses decreased to 28.9% from 29.2% in the nine-month period. The increase in SG&A expenses during the nine months ended April 30, 2026 was primarily due to costs incurred related to the pending acquisition of the PSS business, as well as increased headcount and other costs from previous acquisitions. The decrease in SG&A as a percentage of net sales for the nine-month period is primarily due to cost reductions from facility closures and other reorganization activities completed in the prior fiscal year, as well as the absence of $6.6 million of charges related to those activities recorded in the prior-year period.
Operating income increased 9.0% to $73.2 million and increased 14.7% to $203.4 million in the three and nine months ended April 30, 2026, respectively, compared to $67.2 million and $177.3 million in the same periods in the prior year. The increase in operating income in both the three and nine-month periods was driven by organic sales growth in both reportable segments, gross margin improvement across both reportable segments, and SG&A cost efficiencies in the Europe & Australia segment, which was partially offset by PSS transaction related costs of $13.5 million. Additionally, operating income for the three and nine months ended April 30, 2025 included facility closure and other reorganization costs of $3.9 million and $9.6 million, respectively. Operating income for the nine months ended April 30, 2025 also included non-recurring acquisition-related and other costs of $5.1 million.
OPERATING INCOME TO NET INCOME

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2026	% Sales	2025	% Sales	2026	% Sales	2025	% Sales
Operating income	$73,206	16.8%	$67,190	17.6%	$203,368	16.6%	$177,346	15.9%
Other income (expense):
Investment and other income (expense)	1,431	0.3%	(509)	(0.1)%	3,948	0.3%	2,850	0.3%
Interest expense	(1,269)	(0.3)%	(936)	(0.2)%	(3,467)	(0.3)%	(3,604)	(0.3)%
Income before income taxes	73,368	16.9%	65,745	17.2%	203,849	16.6%	176,592	15.8%
Income tax expense	15,568	3.6%	13,482	3.5%	44,062	3.6%	37,212	3.3%
Net income	$57,800	13.3%	$52,263	13.7%	$159,787	13.0%	$139,380	12.5%
The Company’s income tax rate was 21.2% and 20.5% for the three months ended April 30, 2026 and 2025, respectively, and the income tax rate was 21.6% and 21.1% for the nine months ended April 30, 2026 and 2025, respectively.

Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three and nine months ended April 30, 2026 and 2025:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
SALES GROWTH INFORMATION
Americas & Asia
Organic	10.1%	5.4%	6.0%	5.0%
Acquisitions	3.1%	8.6%	3.9%	7.9%
Currency	1.2%	(1.1)%	0.7%	(1.0)%
Divestiture	—%	—%	—%	(0.5)%
Total	14.4%	12.9%	10.6%	11.4%
Europe & Australia
Organic	4.5%	(5.4)%	0.9%	(1.9)%
Acquisitions	—%	14.2%	—%	14.8%
Currency	8.1%	(0.1)%	7.1%	(0.1)%
Total	12.6%	8.7%	8.0%	12.8%
Total Company
Organic	8.2%	1.6%	4.3%	2.6%
Acquisitions	2.1%	10.5%	2.5%	10.2%
Currency	3.5%	(0.7)%	2.9%	(0.5)%
Divestiture	—%	—%	—%	(0.4)%
Total	13.8%	11.4%	9.7%	11.9%
SEGMENT PROFIT
Americas & Asia	$68,730	$57,164	$182,344	$158,148
Europe & Australia	21,470	17,478	55,624	41,872
Total	$90,200	$74,642	$237,968	$200,020
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	23.7%	22.5%	22.5%	21.6%
Europe & Australia	14.8%	13.6%	13.4%	10.9%
Total	20.7%	19.5%	19.4%	17.9%
Americas & Asia
Americas & Asia net sales increased 14.4% to $290.1 million in the three months ended April 30, 2026 compared to $253.7 million in the same period in the prior year, which consisted of organic sales growth of 10.1%, sales growth from acquisitions of 3.1%, and a 1.2% increase from foreign currency translation. Americas & Asia net sales increased 10.6% to $810.6 million in the nine months ended April 30, 2026 compared to $732.9 million in the same period in the prior year, which consisted of organic sales growth of 6.0%, sales growth from acquisitions of 3.9%, and a 0.7% increase from foreign currency translation.
Organic sales in the Americas increased approximately 10% in the three months ended April 30, 2026 and in the mid-single digits in the nine months ended April 30, 2026 compared to the same periods in the prior year. Organic sales growth in both the three and nine-month periods was driven by growth in the wire identification, product identification and safety and facility identification product lines, which was partially offset by an organic sales decline in the people identification product line in the nine-month period. Organic sales growth in the wire identification product line was supported by datacenter construction projects.
Organic sales in Asia increased approximately 12% in the three months ended April 30, 2026, and increased approximately 13% in the nine months ended April 30, 2026 compared to the same periods in the prior year. The organic sales increase in both the three month and nine-month periods was realized throughout Asia with continued growth from electronics manufacturing services providers, technology companies, and industrial suppliers across the region. Organic sales growth in both the three and nine-month periods was primarily driven by increased organic sales across Southeast Asia, India and China, as well as Japan in the nine-month period.
Americas & Asia segment profit increased 20.2% to $68.7 million in the three months ended April 30, 2026 compared to $57.2 million in the same period in the prior year. Segment profit increased 15.3% to $182.3 million in the nine months ended April 30, 2026 compared to $158.1 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 23.7% from 22.5% in the three-month period and segment profit increased to 22.5% from 21.6% in the nine-month period ended April 30, 2026 compared to the same periods in the prior year. The increase in segment profit as a percentage of net sales was due to increased profit from organic sales growth in both the three and nine-month periods, as well as the absence of costs related to the closure of two facilities from both prior year periods and purchase accounting adjustments in the prior nine-month period.
Europe & Australia
Europe & Australia net sales increased 12.6% to $145.2 million in the three months ended April 30, 2026 compared to $128.9 million in the same period in the prior year, which consisted of organic sales growth of 4.5% and an 8.1% increase due to foreign currency translation. Europe & Australia net sales increased 8.0% to $414.1 million in the nine months ended April 30, 2026 compared to $383.4 million in the same period in the prior year, which consisted of organic sales growth of 0.9% and a 7.1% increase from foreign currency translation.
Organic sales in Europe increased in the mid-single digits in the three months ended April 30, 2026 and in the low-single digits in the nine months ended April 30, 2026 compared to the same periods in the prior year. Organic sales increased across all major product lines during the three-month period with the wire identification and product identification product lines driving the organic sales growth in both the three and nine-month periods.
Organic sales in Australia increased in the low-single digits in both the three and nine months ended April 30, 2026 compared to the same periods in the prior year. Organic sales growth in both the three and nine-month periods was driven by growth in the safety and facility identification and wire identification product lines, which was partially offset by an organic sales decline in the product identification product line.
Europe & Australia segment profit increased 22.8% to $21.5 million in the three months ended April 30, 2026 compared to $17.5 million in the same period in the prior year. Segment profit increased 32.8% to $55.6 million in the nine months ended April 30, 2026 compared to $41.9 million in the same period in the prior year. As a percentage of net sales, segment profit increased to 14.8% from 13.6% for the three-month period and segment profit increased to 13.4% from 10.9% for the nine-month period ended April 30, 2026, compared to the same periods in the prior year. The increase in segment profit as a percentage of net sales was primarily driven by a more efficient cost structure following reorganization activities completed in the prior fiscal year. Additionally, segment profit for the three and nine months ended April 30, 2025 included reorganization costs and purchase accounting adjustments.
Liquidity and Capital Resources
The Company’s cash balances are generated and held in numerous locations throughout the world. At April 30, 2026, approximately 97% of the Company’s cash and cash equivalents were held outside the United States. The Company’s organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, share repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.

Cash Flows
Cash and cash equivalents were $175.5 million at April 30, 2026, an increase of $1.1 million from July 31, 2025. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2026	2025
Net cash flow provided by (used in):
Operating activities	$164,899	$122,874
Investing activities	(43,562)	(165,079)
Financing activities	(125,469)	(52,077)
Effect of exchange rate changes on cash	5,274	(3,682)
Net increase (decrease) in cash and cash equivalents	$1,142	$(97,964)
Net cash provided by operating activities was $164.9 million in the nine months ended April 30, 2026 compared to $122.9 million in the same period of the prior year. The increase in cash provided by operating activities was primarily due to increased net income and higher non-cash adjustments, driven by changes in deferred taxes, in the current nine-month period.
Net cash used in investing activities was $43.6 million in the nine months ended April 30, 2026 compared to $165.1 million in the same period of the prior year. The decrease in net cash used in investing activities was primarily due to the acquisition of Gravotech for $123.6 million in the prior nine-month period, compared to the acquisition of Mecco for $17.4 million in the current nine-month period.
Net cash used in financing activities was $125.5 million compared to $52.1 million in the same period of the prior year. The increase in cash used in financing activities was primarily due to net repayments on the Company’s credit agreement in the current-year period, compared to net borrowings in the prior-year period, which included borrowings used to fund the Gravotech acquisition.
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
In connection with the pending acquisition of the PSS business, we entered into a debt commitment letter that provides for 364-day bridge facilities with aggregate commitments of up to $1.8 billion, subject to customary conditions, including completion of the acquisition. We expect to fund the acquisition with cash on hand and new debt financing, and we expect to replace or reduce the commitments under the bridge facilities contemplated by the debt commitment letter with permanent financing prior to closing. Following completion of the acquisition, we expect cash flows from operations of the combined company, together with available liquidity, to be sufficient to satisfy our currently anticipated debt service obligations and other cash requirements.
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
As of April 30, 2026, the outstanding balance on the Company’s credit agreement was $26.9 million. The maximum amount outstanding on the credit agreement during the nine months ended April 30, 2026 was $119.6 million. As of April 30, 2026, the outstanding balance consists of Euro-denominated borrowings of €23.0 million bearing interest at 2.9%. The Company had letters of credit outstanding under the credit agreement of $1.8 million as of April 30, 2026, and there was $271.3 million available for future borrowing, which can be increased to $1,306.3 million at the Company’s option, subject to certain conditions. The credit agreement has a final maturity date of November 14, 2027. As such, borrowings were classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company’s credit agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2026, the Company was in compliance with these financial covenants, with a ratio of debt to EBITDA, as defined by the agreements, equal to 0.1 to 1.0 and the interest expense coverage ratio equal to 75.2 to 1.0.
Pending Acquisition Financing
In connection with the pending acquisition of the PSS business, we entered into a debt commitment letter that provides for 364-day bridge facilities with aggregate commitments of up to $1.8 billion, subject to customary conditions, including completion of the acquisition. As of April 30, 2026, the acquisition had not been completed, the conditions to availability under the bridge facilities had not been satisfied and no amounts were drawn or outstanding. We expect to fund the acquisition with cash on hand and new debt financing, and we expect to replace or reduce the commitments under the bridge facilities contemplated by the debt commitment letter with permanent financing prior to closing. If the acquisition is completed, we expect our outstanding indebtedness, debt service obligations and interest expense to increase.

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

•The possibility that events, changes or other circumstances could result in termination of the agreement to acquire the PSS business
•The Company’s ability to complete the pending acquisition of the PSS business on the anticipated timeline or at all, including risks related to the timing, receipt and terms of required governmental and regulatory approvals and the satisfaction or waiver of other closing conditions
•The potential effects of the pending acquisition and related integration planning on the Company’s and the PSS business’s relationships with customers, suppliers and other business partners, ability to retain and hire key personnel, operating results and businesses generally
•The Company’s ability to realize the anticipated strategic and financial benefits of the pending acquisition of the PSS business, including expected synergies, within the anticipated timeframe or at all
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission (“SEC”) filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2025, and Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

ITEM 1A. RISK FACTORS
The Company’s business, results of operations, financial condition, and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of Company’s Annual Report on Form 10-K for the year ended July 31, 2025. There have been no material changes from the risk factors set forth in the 2025 Form 10-K, except as discussed below.
We may not complete the pending acquisition of Honeywell’s Productivity Solutions and Services business on the anticipated timeline, or at all, and, if completed, the acquisition may not achieve the expected benefits and will increase our leverage.
We have entered into an agreement to acquire Honeywell International Inc.’s Productivity Solutions and Services (“PSS”) business. Completion of the acquisition is subject to regulatory approvals and other customary closing conditions. While we expect the transaction to close in the second half of calendar year 2026, we cannot provide assurance that all required regulatory approvals will be received, that the other required closing conditions will be satisfied or waived, or that the transaction will be completed on the anticipated timeline or at all.
If the acquisition is completed, we expect to fund the purchase price with cash on hand and new debt financing. Although we have obtained committed bridge financing to support our ability to fund the acquisition, we expect to replace or reduce the commitments under the bridge facilities contemplated by the debt commitment letter with permanent financing prior to closing. There can be no assurance that permanent financing will be available on terms favorable to us, or at all. If we are unable to obtain permanent financing prior to closing, we may be required to draw on the bridge facilities, which may be on less favorable terms than anticipated permanent financing. In addition, incurring additional debt to finance the acquisition will increase our leverage and debt service obligations, which may reduce our financial flexibility, limit our ability to pursue other strategic opportunities, increase our exposure to interest rate and credit market conditions, and require us to dedicate a greater portion of our cash flows to debt service.
The acquisition is significant relative to our existing business and involves the separation of the PSS business from Honeywell. As a result, the transaction may involve greater operational complexity than the acquisition of a standalone business, including our reliance on transition services following the completion of the acquisition, the separation and integration of systems, processes and personnel, and the establishment or expansion of certain standalone functions for the PSS business. These activities may take longer, cost more, or be more disruptive to our existing business or to the PSS business than anticipated. We may not realize the anticipated strategic and financial benefits of the acquisition, including expected synergies, within the anticipated timeframe or at all. Delays in completing the acquisition, increased financing or integration costs, operational disruption, or our inability to achieve the expected benefits or synergies could adversely affect our business, financial condition, results of operations and cash flows.

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
On September 4, 2024, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company’s Class A Nonvoting Common Stock, which expanded upon the Company’s prior authorization for a total authorized amount of $137.8 million. The share repurchase program may be implemented from time to time on the open market or in privately negotiated transactions and has no expiration date. As of April 30, 2026, there was $72.8 million worth of shares authorized to purchase remaining pursuant to the existing share repurchase program.

The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended April 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands)
February 1, 2026 - February 28, 2026	—	$—	—	$77,987
March 1, 2026 - March 31, 2026	—	—	—	77,987
April 1, 2026 - April 30, 2026	63,323	81.59	63,323	72,821
Total	63,323	$81.59	63,323	$72,821

ITEM 5. OTHER INFORMATION
During the three months ended April 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is identified in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

2.1
Equity Purchase Agreement, dated April 20, 2026, by and among Brady Corporation, Brady Worldwide, Inc. and Honeywell International, Inc. (incorporated by reference to Registrant’s Current report on Form 8-K filed April 21, 2026). Schedules and exhibits to this document are not being filed herewith pursuant to Item 601(b)(2) of Regulation S-K.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Russell R. Shaller

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton

32.1	Section 1350 Certification of Russell R. Shaller

32.2	Section 1350 Certification of Ann E. Thornton

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Label Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL contained in Exhibit 101)

*	The registrant agrees to furnish a copy of any such schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADY CORPORATION

Date: May 18, 2026	/s/ RUSSELL R. SHALLER
Russell R. Shaller
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2026	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)