Form 10-K
period 2026-07-31
BRADY CORP
filed 2026-09-03
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2026, was approximately $3,638,047,763 based on the closing sale price of $86.47 per share on that date as reported for the New York Stock Exchange. As of August 31, 2026, there were 43,360,586 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project,” “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Ability to integrate the Productivity Solutions and Services (“PSS”) acquisition while minimizing operational disruptions
•Our increased indebtedness, financial condition and fulfillment of obligations thereunder
•Increased cost of materials, labor, material shortages and supply chain disruptions, including as a result of tariffs or other impacts of the global trade environment
•Decreased demand for the Company’s products
•Impact of regional conflict and geopolitical developments
•Ability to compete effectively or to successfully execute the Company’s strategy
•Ability to develop technologically advanced products that meet customer demands
•Ability to identify, integrate, and grow acquired companies, and to manage contingent liabilities from divested businesses
•Ability to effectively integrate artificial intelligence (“AI”) and automation into our business processes
•Difficulties in protecting websites, networks, and systems against security breaches and difficulties in preventing phishing attacks, social engineering or malicious break-ins
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Risks associated with the loss of key employees
•Litigation, including product liability claims
•Global climate change and environmental regulations
•Foreign currency fluctuations
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
The Company’s primary objective is to build upon its market position and increase shareholder value by enabling a highly competent and experienced organization to focus on the following key competencies:
•Innovative products — Technologically-advanced, proprietary products that drive revenue growth and sustain gross profit margins through continuous research and development (“R&D”) investment and close collaboration with customers on application-specific needs
•Customer experience — Understanding customer needs and providing a high level of service through dedicated account support, localized technical expertise, and integrated tools that enhance responsiveness and ease of doing business
•Global leadership position in niche markets — Leveraging strong distribution networks, application knowledge, and long-standing relationships to maintain leadership in specialized identification and safety markets, while expanding scale and reach through targeted investments and acquisitions
•Digital capabilities — Enhancing transactional websites, product content, and customer portals to provide easy-to-find solutions and seamless transactions, supported by digital tools that improve execution and reach
•Compliance expertise — Leveraging regulatory knowledge to provide innovative solutions that support customer compliance, enabling confidence and growth in regulated industries
•Operational excellence — Driving productivity through lean manufacturing, automation, and supply chain optimization, while expanding customization capabilities to deliver tailored solutions efficiently and at scale
The Company’s strategy is to apply these core competencies to drive long-term growth, improve profitability, and strengthen its competitive position. Key initiatives in fiscal 2026 included:
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
•Integrating recent acquisitions, including the acquisition of the PSS business from Honeywell International Inc. (“Honeywell”), to enhance our strategic position and accelerate long-term sales growth.
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
Recent Development
Acquisition of Honeywell’s PSS business
Subsequent to the end of fiscal year 2026, on August 3, 2026, the Company acquired Honeywell’s PSS business for a cash purchase price of $1.4 billion, subject to customary post-closing adjustments. PSS is a global manufacturer and provider of integrated mobile computing, scanning, printing, and software solutions.
The acquisition is expected to significantly expand the Company’s product portfolio and capabilities within product identification and track-and-trace applications. The acquisition is also expected to substantially increase the Company’s scale, expand its addressable market within the retail, transportation, warehousing, and logistics verticals, and complement its existing specialty identification offerings.
The purchase price, related transaction fees and expenses were funded through a combination of cash on hand, $800 million of borrowings under the Company’s $1.0 billion aggregate credit agreement entered into on June 12, 2026 (the “new credit agreement”), and proceeds from the private placement of $800 million aggregate principal amount of senior notes completed on August 3, 2026. The excess proceeds were designated for general corporate purposes.
The financial results of the PSS business will be integrated into the Company’s consolidated financial statements starting from August 3, 2026 and will be included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended

October 31, 2026. Refer to Item 8, Note 6, “Debt” and Note 17, “Subsequent Events”, for additional information regarding the financing structures and accounting considerations related to this transaction.
Narrative Description of Business
Overview
The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. Below is a summary of sales by reportable segment during the years ended July 31:

	2026	2025	2024
Americas & Asia	66.6%	65.7%	66.1%
Europe & Australia	33.4%	34.3%	33.9%
Total	100.0%	100.0%	100.0%
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
The Company markets and sells its products through multiple channels, including distributors, value-added resellers (“VARs”), a direct sales force, and digital channels. Brady has long-standing relationships with a broad range of electrical, safety, industrial and other domestic and international distributors and channel partners. The direct sales force within each region works with end-users, VARs and distributors by providing technical application and product expertise. The Company provides access to its products through brand-specific websites and catalogs.
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

Competition is based upon several factors, including product innovation, customer service, breadth of product offering, product quality, price, expertise, production capabilities, and for multinational customers, our global footprint. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world’s largest adhesive and electrical product companies offering competing products as part of their overall product lines.
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
Research and Development
The Company focuses its R&D efforts on identification and printing systems, pressure sensitive materials, engraving systems, microfluidic technologies, scanners and software. The Company incurred $94.0 million, $79.9 million, and $67.7 million of expense on its R&D activities during the years ended July 31, 2026, 2025, and 2024, respectively. The majority of R&D spend supports the Company’s identification products. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. The design of our identification and printing systems integrates materials, embedded software, a variety of printing technologies and product scanning and identification technologies to form a complete solution for customer applications. In addition, R&D supports production and marketing efforts by providing application and technical expertise.
The Company owns patents and tradenames relating to certain products in the United States and internationally. Although the Company believes patents are a significant driver in maintaining its position for certain products, technology in the areas covered by many of the patents continues to evolve and may limit the value of such patents. The Company’s business is not dependent on any single patent or group of patents. Patents applicable to specific products extend for up to 20 years according to the date of patent application filing or patent grant, depending upon the legal term of patents in the various countries where patent protection is obtained. The Company’s tradenames are generally valid ten years from the date of registration, and are typically renewed on an ongoing basis.
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
Human Capital Management
As of July 31, 2026, the Company employed approximately 6,325 individuals worldwide, of which approximately 1,750 were employed in the United States and approximately 4,575 were employed outside the United States.
The Company’s Vice President of Human Resources is responsible for developing the Company’s human capital strategy, which includes the attraction, acquisition, development, engagement and retention of talent to deliver on the Company’s strategy as well as the design of employee compensation and benefits programs. Management is responsible for executing the

Company’s human capital strategy. The Vice President of Human Resources is also responsible for enhancing the Company’s high-performance culture, which rewards execution and fosters inclusion, to drive differential performance and execute our strategy for the organization. The Company’s Board of Directors and its committees receive regular updates on the operation and status of these initiatives and human capital trends and activities from the Vice President of Human Resources, the CEO and others within senior management.
Key areas of focus with respect to human capital include:
Health and Safety: The Company’s health and safety programs are designed around global standards with appropriate variations addressing the multiple jurisdictions and regulations, specific hazards and unique working environments of the Company’s manufacturing, distribution and headquarter operations. The Company requires each of its locations to perform regular safety audits to ensure proper safety policies, program procedures, analyses and trainings are in place. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. Lagging indicators include the OSHA Total Recordable Incident Rate (“TRIR”) and the Lost Time Case Rate (“LTCR”) based upon the number of incidents per 100 employees. Leading indicators include reporting and closure of all near miss events. The Company also utilizes trainings such as Environmental, Health and Safety (“EHS”) coaching and engagement conversations as preventative measures. During the year ended July 31, 2026, the Company had a TRIR of 0.53, a LTCR of 0.31 and no work-related fatalities.
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
The Company also strives to build a robust talent pipeline by partnering with its business units in their workforce planning to develop initiatives and goals to recruit talent across all defined organizational levels and skill areas. The Company trains its recruiting workforce in sourcing strategies aimed at broadening its talent pool and partners with external organizations that develop and supply a wide range of talent. As a commitment to an inclusive workplace, the Company supports the unique input of individuals at all levels within the organization.
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
Business Risks
The acquisition of Honeywell’s PSS business is subject to significant integration risks that may impact the combined company’s financial results.
On August 3, 2026, we completed the acquisition of PSS. The transaction significantly increases the size and complexity of our current operations and exposes us to operational, financial, and other risks associated with integrating a large global business, and there can be no assurance that the business cultures of the two businesses will prove to be compatible. In addition, in connection with the closing of the transaction, Honeywell completed a global internal reorganization to separate the PSS business from its other operations. Despite completion of this reorganization, we may identify operational, financial, tax, legal or other issues arising from the separation that were not anticipated before closing, which could result in additional costs, liabilities or delays in the integration of the acquired business.
The integration of the PSS business requires significant management attention, resources and expenditures. We may experience difficulties in integrating or coordinating systems, processes, internal controls, product portfolios, operations, sales channels and go-to-market activities, as well as retaining employees and maintaining relationships with customers, distributors, other channel partners and suppliers. The ongoing integration process is subject to a number of uncertainties, and it is possible that the ongoing integration process could take longer than anticipated. Our results of operations could also be adversely affected by any issues attributable to the PSS business’s operations that arose or are based on events or actions that occurred prior to the closing of the transaction. These challenges could disrupt our operations, adversely impact customer or channel partner relationships, or prevent us from realizing the anticipated benefits of the acquisition.
We may not realize the anticipated benefits of the acquisition, including expected growth opportunities and cost synergies, within the anticipated time periods or at all. These expected benefits and cost synergies are based on estimates and assumptions made by us that are inherently uncertain, and are subject to significant business, economic, and competitive uncertainties and contingencies, all of which are difficult to predict and many of which are beyond our control. We cannot guarantee that we will achieve the full amount of expected benefits and cost synergies on the schedule anticipated, or at all, that the actual expenses required to achieve these benefits and cost synergies will not materially exceed our current estimates, or that these benefits and cost synergies will not have other adverse effects on our business. If we are unable to successfully integrate PSS or realize the expected benefits of the acquisition, our business, financial condition and results of operations could be adversely affected.
We have incurred and expect to continue to incur a number of non-recurring costs associated with combining the operations of the two businesses, which cannot be fully estimated accurately at this time. We may also incur additional costs to attract, motivate or retain management personnel and other key employees. We have incurred and will continue to incur acquisition fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs.
Our increased indebtedness could limit our financial flexibility and adversely affect our business and financial results.
To fund the acquisition of the PSS business, we incurred indebtedness consisting of $800 million aggregate principal amount of borrowings under our new credit agreement and $800 million aggregate principal amount of senior notes issued in a private placement. The use of debt financing to fund the acquisition increases our indebtedness and creates additional financial risks for our business.
Our increased leverage could have adverse consequences, including reducing our financial flexibility to respond to changing business and market conditions, limiting our ability to pursue strategic opportunities, and requiring us to dedicate a greater portion of our operating cash flows to principal and interest payments. If our cash flows from operations are insufficient to satisfy our debt service requirements, or we are unable to reduce our indebtedness as anticipated, our ability to fund organic growth initiatives, R&D, capital expenditures, acquisitions and other strategic priorities could be limited.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. Rising interest rates may also reduce our ability to access the capital markets and/or increase our cost of capital either of which could adversely affect our business, financial condition and results of operations.
Our debt agreements also contain financial and other covenants that may restrict our ability to take certain actions, and failure to comply with these covenants could result in an event of default and accelerate our repayment obligations. In addition, borrowings under our new credit agreement bear interest at variable rates, which exposes us to increases in interest expense if market interest rates rise. These factors could adversely affect our business, financial condition and results of operations.
Raw material, component and other cost inflation, as well as supply shortages, could adversely affect our business and financial results.
We manufacture certain parts and components of our products and rely on third-party suppliers for raw materials, components and finished goods. The availability, pricing and lead times of these inputs may be affected by a variety of factors, including supply and demand imbalances, supplier capacity constraints, tariffs and other trade restrictions, geopolitical developments, transportation disruptions and other supply chain constraints. Certain materials and components may be available from a limited number of suppliers, and qualifying alternative suppliers may require significant time and expense.
Following the acquisition of PSS, our exposure to the cost and availability of electronic components, including memory and other semiconductor components, has increased. Significant increases in input costs, shortages of key components or extended lead times could increase our costs, disrupt production, limit our ability to meet customer demand and adversely affect our profit margins and results of operations.
We may take actions to mitigate supply shortages and disruptions, including increasing inventory levels or purchasing components in advance of anticipated demand. These actions may increase our working capital requirements and expose us to greater risk of excess or obsolete inventory, particularly if customer demand, component pricing or technology trends differ from our expectations.
In addition, labor shortages or increases in the cost of labor could adversely affect our profit margins and results of operations. Due to competitive pressures, contractual arrangements or other factors, we may not be able to pass increased raw material, component, labor or other costs to our customers through price increases, or our ability to do so may be delayed. Changes in input costs may occur more rapidly than we are able to adjust customer pricing, which could result in periods of reduced profitability.
While we have implemented cost containment measures, selective price increases and other actions intended to mitigate inflationary and supply chain pressures, these actions may not be sufficient to offset increases in our costs or the effects of supply shortages and disruptions. If we are unable to obtain necessary materials and components on acceptable terms or recover increased costs through pricing, our business, financial condition and results of operations could be adversely affected.
Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our business and financial results.
Numerous factors may affect the demand for our products, including:
•Deterioration of economic conditions in major markets served
•Catastrophic events, including epidemics, major health concerns, or natural disasters
•Economic and operational impact of the war between Russia and Ukraine and conflict in the Middle East or other wars
•Consolidation in the marketplace allowing competitors to be more efficient and more price competitive
•Competitors entering the marketplace
•Decreasing product life cycles
•Changes in customer preferences
•Ability to achieve strong operational performance, including the manufacture and sale of high-quality products and the ability to meet customer delivery expectations
If any of these factors occur, the demand for our products could suffer, and this could adversely impact our business and financial results.

Our global operations are subject to the impact of regional conflict and geopolitical developments, which could adversely affect our business and financial results.
As a global company with approximately 50% of our sales derived outside of the United States, we are subject to risks associated with political and economic instability, regional conflicts and other geopolitical developments in the markets in which we operate. Such developments may result in disruptions to our commercial operations in affected markets.
Current geopolitical conditions have resulted in disruptions within certain global shipping and distribution channels, including extended lead times and reductions in global freight capacity. These disruptions may increase our transportation costs, extend lead times and adversely affect our operational efficiency.
Geopolitical instability and the resulting economic uncertainty may also adversely impact our customers’ demand for our products, including the interruption of established procurement cycles and the deferral of project timelines across our global customer base. Regional conflicts may result in broader economic downturns or currency devaluations in certain markets, which could diminish the purchasing power of our customers or delay operational investments. These factors could reduce or delay customer demand and result in increased volatility in our sales and results of operations.
Additionally, our business is subject to an increasingly complex global trade environment characterized by shifting trade policies and regulatory requirements. This includes the imposition of new tariffs or changes in existing duties, tariffs, and trade agreements. Our business has incurred, and we expect to continue to occur, additional costs related to the imposition of incremental tariffs and related countermeasures. Since the second half of fiscal 2025, we have incurred tariff costs that have remained above historical levels. We are also subject to evolving governmental policies, import and export controls, trade restrictions and economic sanction laws, which may change rapidly in response to global events. Changes in these requirements, or our inability to comply with them, could increase our costs, restrict our ability to conduct business in certain markets, result in competitive disadvantages or subject us to monetary or non-monetary penalties, which could adversely affect our results of operations.
With the acquisition of PSS, our operational risks are subject to PSS’s global manufacturing operations and footprint. PSS has significant manufacturing operations in China, and a substantial portion of its global inventory is physically located within China and the surrounding regions. As a result, our operations are subject to potential changes in U.S.-China trade relations, shifting regulatory requirements, and local economic or political conditions. Additional tariffs, expanded export controls, trade restrictions, or regulatory shifts by either the U.S. or Chinese governments could increase production and transportation costs, impact output, or restrict our ability to transfer inventory from China to other markets. Additionally, holding a significant level of inventory in the region subjects us to potential customs delays, localized operational disruptions, or logistics constraints, which could disrupt our global shipping and distribution channels. If PSS experiences manufacturing interruptions or delays in distributing inventory internationally, our results of operations could be adversely affected.
Failure to compete effectively or to successfully execute our strategy may have a negative impact on our business and financial results.
We actively compete with companies that produce and market the same or similar products, and in some instances, with companies that sell different products that are designed for the same target markets. Competition may force us to reduce prices or incur additional costs to remain competitive in an environment in which business models, including the development and use of AI technologies, are changing rapidly. We compete on the basis of several factors, including customer support, product innovation, product offering, product quality, price, expertise, digital capabilities, production capabilities, and for multinational customers, our global footprint. Present or future competitors may develop and introduce new and enhanced products, offer products based on alternative technologies and processes, accept lower profit, have greater financial, technical or other resources, or have lower production costs or other pricing advantages. Any of these could put us at a disadvantage by threatening our share of sales or reducing our profit margins, which could adversely impact our business and financial results.
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

Furthermore, our recent acquisition of the PSS business is a central component of our strategy to create a comprehensive technology portfolio, complementing Brady’s leading position in printers and specialty adhesive materials portfolio. The success of this strategy is highly dependent on our ability to effectively integrate PSS. As we dedicate significant management attention and resources to product portfolios and go-to-market activities, there is a risk of operational disruption. Present or future competitors may attempt to capitalize on any such disruptions or delays in our integration process to target our customer and channel partner relationships. If we are unable to seamlessly integrate PSS, or if we fail to realize the expected growth opportunities and cost synergies in a timely manner, our ability to execute our broader strategic goals and compete effectively may be compromised, which could adversely impact our business and financial results.
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
The failure to effectively manage acquisitions, divestitures and other portfolio management activities could adversely affect our business and financial results.
Our historical growth has included acquisitions, including, for instance, the acquisition of the PSS business, and acquisitions may continue to be part of our growth strategy. Acquisitions place significant demands on management, operational, and financial resources and may require the integration of operations, sales and marketing, finance and administrative functions, and information technology, which could decrease the time and resources available to focus on our existing businesses and other growth strategies. We cannot guarantee that we will be able to successfully identify and integrate acquisitions, that acquired businesses will operate profitably, or that we will be able to achieve the anticipated sales growth, synergies or other benefits from acquisitions. Our sales, results of operations, cash flow, and liquidity could be adversely affected if we do not successfully integrate acquired businesses, including realizing synergies, or if our existing businesses are adversely affected by the increased focus on acquired businesses.
We continually assess the strategic fit of our existing businesses and may divest businesses that we determine do not align with our strategic plan or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. We may be unable to complete a divestiture on satisfactory terms or within our anticipated timeframe, and transactions may be subject to pre-closing conditions that may not be satisfied. Separating a business may also require significant management attention and resources and could result in operational disruptions, including challenges associated with separating systems, processes, personnel and other shared functions, providing or receiving transition services, retaining key employees and maintaining customer and supplier relationships. Divestitures may also result in stranded costs or other expenses that are greater than anticipated, and the impact of a divestiture on our revenue, earnings or cash flows may differ from our expectations. In addition, we may also retain responsibility for and agree to indemnify buyers against certain contingent liabilities related to businesses we sell and the resolution of any contingencies could have a material adverse impact on our financial results.
The use of AI and the failure to effectively integrate AI and automation into our business processes could hinder our operational efficiency and adversely affect our business and financial results.
We have made investments in developing and implementing AI to streamline internal workflows and enhance operational decision-making. We believe that the effective use of AI within our internal business processes, including supply chain management, administrative functions, and data analysis is critical to our ability to maintain a competitive cost structure and achieve long-term success.
Our R&D into these technologies is ongoing, and we are working to incorporate AI capabilities across our internal infrastructure. However, as with many developing innovations, the integration of AI presents significant risks and challenges. Our efforts integrating AI may not produce meaningful operational efficiency improvements or help maintain a competitive cost structure. If our internal AI initiatives fail to operate as intended, or if we are unable to implement these technologies as effectively or as quickly as our competitors, we may experience higher operating costs than our peers. Furthermore, failure to successfully modernize our internal operations through AI could result in a failure to recoup our investments in these technologies, adversely affecting our business and financial results. In addition, AI technologies may produce inaccurate outputs, cause or contribute to the violation of intellectual property rights, and may be prone to cybersecurity incidents or service interruptions. Furthermore, the use of AI by us and our employees could increase the risk of exposure of our proprietary, personal and confidential information.
Global Operating Risks
Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, to protect our confidential information, or to facilitate our digital strategy, could adversely affect our business and financial results.
Our business systems collect, transmit and store data about our customers, vendors and others, including credit card information and personally identifiable information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other similar disruptions and cybersecurity incidents that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. We engage third-party service providers to assist with certain of our website and digital platform upgrades, which may result in a decline in sales when initially deployed, which could have an adverse effect on our business and financial results.
We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or to sabotage systems change frequently and may not be known until launched against us or our third-party service providers. The increasing sophistication of cyberattacks requires us to continually evaluate the threat landscape and new technologies and processes intended to detect and prevent these attacks. There can be no assurance that the security measures and systems configurations we choose to implement will be sufficient to protect the data we manage. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or will cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any compromise or breach of our security measures, or those of our third-party service providers, could adversely impact our ability to conduct business, violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business and financial results.
Furthermore, use of AI by our service providers could increase the risk of exposure of our proprietary, personal and confidential information. The use of AI or machine learning technologies by our service providers in their business activities, whether or not known to us, could also expose us to risks, including use of AI tools in violation of agreements with us, use of unauthorized third-party data, inputting our valuable information into AI tools, or deployment of new AI tools without our approval, any of which may give rise to legal or regulatory violations, loss of intellectual property rights, reputational harm, or issues relating to data privacy and data protection.
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
Because a significant portion of our business is conducted outside of the United States, our sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, which may adversely affect our financial results. Increased strength of the U.S. dollar could increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and strengthening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency or may be invoiced by suppliers in a currency other than its functional currency, which could result in unfavorable translation effects on our business and financial results.
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
Globally, many countries have enacted, or plan to enact, legislation and other guidance to align with the Organisation for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting Pillar Two (“Pillar Two”) model rules, which aim to establish a global minimum tax rate of 15 percent for large multinational enterprise groups. In January 2026, the OECD issued additional guidance, including a safe harbor framework for certain U.S. parented groups that is expected to largely reduce the impact of Pillar Two for the Company. Even with this safe harbor, the Company could still be subject to local minimum tax regimes in countries that have adopted these rules. As of July 31, 2026, Pillar Two has not had a material impact on the Company’s income tax liability, provision for income taxes, or effective tax rate, nor does the Company expect a material impact in the future.
Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact income and profitability.
We have goodwill of $686.0 million and other intangible assets of $97.8 million as of July 31, 2026, which represent 42.3% of our total assets, and we have recognized impairment charges in the past. Additionally, we expect these balances and their percentage of our total assets to increase substantially as a result of the PSS acquisition completed on August 3, 2026. We evaluate goodwill and other intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each respective asset. The valuations prepared for the required impairment test include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected changes in the use of the assets, and divestitures may adversely impact the assumptions used in the valuations. Given the substantial increase in our intangible assets, any failure to successfully integrate PSS or realize its expected benefits could heighten the risk of future impairment. If the estimated fair value of our goodwill or other intangible assets change in future periods, we may be required to record an impairment charge, which would reduce net income in such period.
Substantially all of our voting stock is controlled by two shareholders, while our public investors hold non-voting stock. The interests of the voting and non-voting shareholders could differ, potentially resulting in decisions that affect the value of the non-voting shares.
Substantially all of our voting stock is controlled by Elizabeth P. Bruno, one of our directors, and William H. Brady III, both of whom are descendants of the Company’s founder. All of our publicly traded shares are non-voting. Therefore, the voting shareholders have control in most matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors and many corporate actions, and their interests may not align with those of the non-voting shareholders. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that our public shareholders may find favorable and it may adversely affect the trading price for our non-voting common stock because investors may perceive disadvantages in owning stock in companies whose voting stock is controlled by a limited number of shareholders. Additionally, certain private investors, mutual funds and index sponsors have implemented rules restricting ownership, or excluding from indices, companies with non-voting publicly traded shares. For example, the Company was removed from the Russell 2000 Index in the fourth quarter of fiscal year 2023 for not meeting the minimum voting rights hurdle.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Brady has strategically included cybersecurity risk management into our integrated Company-wide risk management framework, which consists of administrative, operational, physical, and technical processes that we believe are appropriate to the scope and nature of our business. We believe this integrated approach allows cybersecurity considerations to form an integral part of our corporate and strategic decision-making processes. Management works closely with our information technology security team to continuously evaluate and address cybersecurity risks in alignment with our business and operational needs. Our cybersecurity policies and practices follow the cybersecurity framework of the Center for Internet Security Controls.
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

Item 2. Properties
As of July 31, 2026, the Company operates 43 manufacturing and distribution facilities across the globe, which are split by reporting segment as follows:
Americas & Asia: Twenty-six manufacturing and distribution facilities are used for our Americas & Asia business. Nine facilities are located in the United States; four in China; two each in Brazil, India, and Mexico; and one each in Canada, Japan, Malaysia, Philippines, Singapore, Thailand and Vietnam.
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
Holders
As of August 31, 2026, there were approximately 1,000 Class A Common Stock shareholders of record and approximately 18,000 beneficial shareholders. There are three Class B Common Stock shareholders.
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
During the two most recent years ended July 31 and for the first quarter of fiscal 2027, the Company declared the following dividends per share on its Class A and Class B Common Stock:

	2027	2026				2025
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.2500	$0.2450	$0.2450	$0.2450	$0.2450	$0.2400	$0.2400	$0.2400	$0.2400
Class B	0.2334	0.2284	0.2450	0.2450	0.2450	0.2234	0.2400	0.2400	0.2400
Issuer Purchases of Equity Securities
The Company maintains a share repurchase program for the Company’s Class A Nonvoting Common Stock. The program may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares delivered to treasury and available for use in connection with the Company’s stock-based plans and for other corporate purposes. On September 4, 2024, the Company’s Board of Directors authorized an increase in the Company’s share repurchase program, authorizing the repurchase of an additional $100.0 million of the Company’s Class A Nonvoting Common Stock, with no expiration date associated with the authorization. As of July 31, 2026, there were $44.7 million worth of shares authorized to purchase remaining pursuant to this share repurchase program.
The following table provides information with respect to the purchases by the Company of Class A Nonvoting Common Stock during the three months ended July 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (Dollars in Thousands)
May 1, 2026 - May 31, 2026	69,748	$81.57	69,748	$67,132
June 1, 2026 - June 30, 2026	230,928	84.44	230,928	47,633
July 1, 2026 - July 31, 2026	32,103	89.90	32,103	44,747
Total	332,779	$84.36	332,779	$44,747

Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2021, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s (“S&P”) 500 Index, the S&P SmallCap 600 Industrials Index, and the Russell 2000 Index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, the S&P 500 Index,
S&P SmallCap 600 Industrials Index and the Russell 2000 Index

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2026
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2021
2022
2023
2024
2025
2026
Brady Corporation
S&P 500 Index
S&P SmallCap 600 Industrials Index
Russell 2000 Index

* $100 invested on July 31, 2021 in stock or index—including reinvestment of dividends. Fiscal years ended July 31

	2021	2022	2023	2024	2025	2026
Brady Corporation	$100.00	$89.12	$97.95	$138.12	$137.95	$186.48
S&P 500 Index	100.00	95.36	107.77	131.64	153.14	183.10
S&P SmallCap 600 Industrials Index	100.00	99.81	118.33	149.03	158.92	202.99
Russell 2000 Index	100.00	85.71	92.49	105.67	105.08	141.00
Copyright (C) 2026, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The Company is organized and managed on a geographic basis with two reportable segments: Americas & Asia and Europe & Australia. See “Item 1. Business—Recent Development” for a discussion of our acquisition of the PSS business. The financial results of the PSS business will be integrated into the Company’s consolidated financial statements starting from August 3, 2026 and are expected to be included in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2026.
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited consolidated financial statements and the notes to those statements (Item 8) in this Annual Report on Form 10-K. The following discussion is intended to help the reader understand the results of operations and financial condition of the Company for the year ended July 31, 2026 compared to the year ended July 31, 2025.
A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 can be found under Item 7 in our Annual Report on Form 10-K for the year ended July 31, 2025, filed with the SEC on September 4, 2025, which is available on the SEC’s website at www.sec.gov and our corporate website at www.bradyid.com/corporate/investors and such information is incorporated by reference herein.
References in this Annual Report on Form 10-K to “organic sales” refer to sales calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), excluding the impact of foreign currency translation, sales recorded from divested companies up to the first anniversary of their divestiture and sales recorded from acquired companies prior to the first anniversary date of their acquisition. The Company’s organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.
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
The global trade environment remains complex and continues to evolve, driven by the imposition of tariffs on goods entering the U.S. and countermeasures from other nations. Our business has incurred, and we expect will continue to incur additional costs related to these incremental tariffs and related countermeasures. While we have received some refunds for tariffs previously paid, we continue to incur tariff costs that have remained above historical levels since the second half of fiscal 2025. Future impacts will depend on changes in trade policy and the timing, availability and amount of these further potential refunds. We also continue to face broader macroeconomic pressures impacting the cost and availability of certain raw materials, components, freight and other inputs. The Company has taken and will continue to take action to mitigate these pressures through a combination of targeted price increases, strategic sourcing adjustments, product portfolio optimization, as well as our ongoing efforts to drive sustainable efficiency gains in our operations and administrative structures.
The Company continues to evaluate developments related to tariff policy and related administrative proceedings. While we have received certain refunds for tariffs previously paid, we expect to continue to incur ongoing tariff costs while actively pursuing additional refunds. Any such potential refunds of tariffs previously paid remain subject to ongoing administrative processes and uncertainty regarding their timing, availability, and ultimate amount.
Refer to Risk Factors, included in Part I, Item 1A of this Annual Report on Form 10-K for the year ended July 31, 2026, for further discussion of the possible impact of global economic or geopolitical events on our business.

Results of Operations
The comparability of the operating results for the year ended July 31, 2026 to the year ended July 31, 2025 has been impacted by the acquisition of MECCO Partners LLC (“Mecco”) on August 4, 2025. The operating results of Mecco have been included since the acquisition date and are reported within the Americas & Asia reportable segment. The comparability of the operating results for the year ended July 31, 2025 to the year ended July 31, 2024 has been impacted by the acquisitions of Gravotech Holding (“Gravotech”) on August 1, 2024, American Barcode and RFID Incorporated (“AB&R”) on October 1, 2024 and the Microfluidic Solutions business unit of Funai Electric Co., Ltd. (“Microfluidic Solutions”) on April 1, 2025. The operating results of Gravotech, AB&R and Microfluidic Solutions have been included since their acquisition dates. Gravotech has been included in both reportable segments, and AB&R and Microfluidic Solutions have been included in the Americas & Asia reportable segment.
A comparison of results of operating income for the years ended July 31, 2026, 2025, and 2024 is as follows:

(Dollars in thousands)	2026	% Sales	2025	% Sales	2024	% Sales
Net sales	$1,661,565		$1,513,605		$1,341,393
Gross margin	859,829	51.7%	760,822	50.3%	687,884	51.3%
Operating expenses:
Research and development	94,031	5.7%	79,889	5.3%	67,748	5.1%
Selling, general and administrative	502,312	30.2%	444,295	29.4%	376,722	28.1%
Total operating expenses	596,343	35.9%	524,184	34.6%	444,470	33.1%
Operating income	$263,486	15.9%	$236,638	15.6%	$243,414	18.1%
Net sales increased 9.8% to $1,661.6 million in fiscal 2026 compared to $1,513.6 million in fiscal 2025, which consisted of organic sales growth of 5.3%, an increase from foreign currency translation of 2.3%, and sales growth from acquisitions of 2.2%. Organic sales grew 7.5% in the Americas & Asia segment and organic sales grew 1.2% in the Europe & Australia segment.
Gross margin increased 13.0% to $859.8 million in fiscal 2026 compared to $760.8 million in fiscal 2025. As a percentage of net sales, gross margin increased to 51.7% in fiscal 2026 from 50.3% in fiscal 2025. The increase in gross margin as a percentage of net sales was primarily driven by organic sales growth in higher gross margin product lines, as well as the absence of a non-recurring fair value adjustment related to acquisition inventory and facility closure and other reorganization costs recorded in the prior-year period. The net impact of incremental tariffs and tariff refunds did not materially impact gross margin or gross margin as a percentage of net sales in fiscal 2026 compared to fiscal 2025.
R&D expenses increased 17.7% to $94.0 million in fiscal 2026 compared to $79.9 million in fiscal 2025. As a percentage of net sales, R&D expenses increased to 5.7% in fiscal 2026 compared to 5.3% in fiscal 2025. The increase in R&D spending in fiscal 2026 was primarily due to the acquisitions of Microfluidic Solutions and Mecco, and an increase in R&D headcount within the Company’s organic business. The Company remains committed to investing in new innovative product development to drive long-term organic sales growth. Investments in new printing systems, pressure sensitive materials, engraving systems, microfluidic technologies, scanners and software are the primary focus of R&D expenditures in fiscal 2027.
Selling, general and administrative (“SG&A”) expenses include selling and administrative costs directly attributed to the Americas & Asia and Europe & Australia segments, as well as certain other corporate administrative expenses including finance, information technology, human resources and other administrative expenses. SG&A expenses increased 13.1% to $502.3 million in fiscal 2026 compared to $444.3 million in fiscal 2025. As a percentage of net sales, SG&A expense increased to 30.2% in fiscal 2026 compared to 29.4% in fiscal 2025 primarily due to costs incurred related to the acquisition of the PSS business of $35.7 million which were partially offset by cost reductions from facility closures and other reorganization activities completed in the prior fiscal year, as well as the absence of $13.6 million of charges related to those activities recorded in the prior year.
Operating income increased 11.3% to $263.5 million in fiscal 2026 compared to $236.6 million in fiscal 2025. As a percentage of sales, operating income increased to 15.9% in fiscal 2026 compared to 15.6% in fiscal 2025. The increase in operating income in fiscal 2026 was primarily due to organic sales growth in both reportable segments, gross margin improvements across both reportable segments, and SG&A cost efficiencies in the Europe & Australia segment, partially offset by PSS transaction-related costs of $35.7 million.

OPERATING INCOME TO NET INCOME
The following is a reconciliation of operating income to net income for the years ended July 31:

(Dollars in thousands)	2026	% Sales	2025	% Sales	2024	% Sales
Operating income	$263,486	15.9%	$236,638	15.6%	$243,414	18.1%
Other income (expense):
Investment and other income	5,628	0.3%	5,206	0.3%	7,553	0.6%
Interest expense	(9,699)	(0.6)%	(4,747)	(0.3)%	(3,126)	(0.2)%
Income before income taxes	259,415	15.6%	237,097	15.7%	247,841	18.5%
Income tax expense	54,037	3.3%	47,841	3.2%	50,626	3.8%
Net income	$205,378	12.4%	$189,256	12.5%	$197,215	14.7%
Investment and other income was $5.6 million in fiscal 2026 compared to $5.2 million in fiscal 2025. The increase in investment and other income in fiscal 2026 was primarily due to an increase in the market value of securities held in deferred compensation plans.
Interest expense increased to $9.7 million in fiscal 2026 compared to $4.7 million in fiscal 2025. The increase in interest expense in fiscal 2026 was primarily due to increased financing costs related to the Company’s new credit agreement and bridge facilities to fund the PSS acquisition.
The Company’s income tax rate was 20.8% in fiscal 2026 compared to 20.2% in fiscal 2025. Refer to Item 8, Note 11, “Income Taxes” for additional information on the Company’s income tax rates.

Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the years ended July 31:

	2026	2025	2024
SALES GROWTH INFORMATION
Americas & Asia
Organic	7.5%	4.8%	3.1%
Acquisitions	3.3%	8.3%	—%
Currency	0.6%	(0.6)%	(0.2)%
Divestiture	—%	(0.4)%	(3.2)%
Total	11.4%	12.1%	(0.3)%
Europe & Australia
Organic	1.2%	(1.8)%	1.6%
Acquisitions	—%	14.7%	—%
Currency	5.5%	1.4%	1.1%
Total	6.7%	14.3%	2.7%
Total Company
Organic	5.3%	2.6%	2.6%
Acquisitions	2.2%	10.5%	—%
Currency	2.3%	—%	0.2%
Divestiture	—%	(0.3)%	(2.1)%
Total	9.8%	12.8%	0.7%
SEGMENT PROFIT AS A PERCENT OF NET SALES
Americas & Asia	23.2%	21.1%	22.2%
Europe & Australia	13.4%	11.0%	15.5%
Total	19.9%	17.6%	19.9%
Americas & Asia
Americas & Asia net sales increased 11.4% to $1,106.6 million in fiscal 2026 compared to $993.7 million in fiscal 2025, which consisted of organic sales growth of 7.5%, sales growth from acquisitions of 3.3%, and an increase from foreign currency translation of 0.6%. Organic sales growth reflected strong execution of our commercial strategies, supported by steady industrial demand in North America and increasing demand throughout Asia.
Organic sales in the Americas increased approximately 6% in fiscal 2026. The increase in organic sales was primarily due to growth in the wire identification, product identification, safety and facility identification, and healthcare identification product lines, which was partially offset by a decline in the people identification product line. Organic sales growth in the wire identification product line was driven by continued demand from datacenter construction projects.
Organic sales in Asia increased approximately 15% in fiscal 2026. The organic sales increase was realized throughout Asia with continued growth from electronics manufacturing services providers, technology companies, and industrial suppliers across the region. While organic growth was broad-based across the region, the most significant organic sales increases were driven by India, Singapore, and a return to growth in China.
Americas & Asia segment profit increased 22.3% to $256.6 million in fiscal 2026 from $209.8 million in fiscal 2025. As a percent of net sales, segment profit increased to 23.2% in fiscal 2026 from 21.1% in fiscal 2025. The increase in segment profit as a percentage of net sales was due to increased profitability from organic sales growth in higher margin product lines, as well as reductions in the cost structure resulting from facility closures and other actions in the prior fiscal year.

Europe & Australia
Europe & Australia sales increased 6.7% to $554.9 million in fiscal 2026 compared to $519.9 million in fiscal 2025. The increase consisted of organic sales growth of 1.2% and an increase from foreign currency translation of 5.5%.
Organic sales in Europe increased in the low-single digits in fiscal 2026. Organic sales increased across all major product lines with the wire identification, safety and facility identification, and people identification product lines driving the organic sales growth.
Organic sales in Australia increased in the low-single digits in fiscal 2026. Organic sales growth was driven by growth in the safety and facility identification and wire identification product lines, which was partially offset by an organic sales decline in the product identification product line.
Europe & Australia segment profit increased 30.5% to $74.3 million in fiscal 2026 compared to $56.9 million in fiscal 2025. As a percentage of net sales, segment profit increased to 13.4% in fiscal 2026 compared to 11.0% in fiscal 2025. The increase in segment profit as a percentage of net sales was primarily driven by a more efficient cost structure following reorganization activities completed in the prior fiscal year, as well as organic sales growth in both regions in the current fiscal year. Additionally, segment profit for the prior fiscal year included reorganization costs and purchase accounting adjustments.

Financial Condition
Liquidity & Capital Resources
The Company’s cash balances are generated and held in numerous locations throughout the world. At July 31, 2026, approximately 93% of the Company’s cash and cash equivalents were held outside the United States. The Company’s organic and inorganic growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, R&D, common stock repurchases, dividend payments, and strategic acquisitions for the next 12 months and beyond. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Subsequent to the fiscal year-end, on August 3, 2026, the Company completed the acquisition of Honeywell’s PSS business for a cash purchase price of $1.4 billion, subject to customary post-closing adjustments. The transaction was funded through a combination of cash on hand, immediate borrowings under our new credit agreement, and private placement debt. This funding event included the full drawdown of the $500 million term loan facility alongside initial drawings of approximately $300 million under the revolving credit facility. Concurrently with the closing of the PSS acquisition, the available borrowing capacity under our revolving credit facility automatically expanded from an interim cap of $300 million to the full $500 million facility limit.
Cash Flows
Cash and cash equivalents were $187.1 million at July 31, 2026, an increase of $12.8 million from July 31, 2025. The following summarizes the cash flow statement for the years ended July 31:

(Dollars in thousands)	2026	2025	2024
Net cash flow provided by (used in):
Operating activities	$244,127	$181,196	$255,074
Investing activities	(59,016)	(171,254)	(81,047)
Financing activities	(177,371)	(83,871)	(70,528)
Effect of exchange rate changes on cash	5,060	(1,840)	(4,913)
Net increase (decrease) in cash and cash equivalents	$12,800	$(75,769)	$98,586
Net cash provided by operating activities was $244.1 million during fiscal 2026 compared to $181.2 million in fiscal 2025. The increase in cash provided by operating activities was primarily due to organic sales growth and improved working capital management in the current year.

Net cash used in investing activities was $59.0 million during fiscal 2026 compared to $171.3 million in fiscal 2025. The decrease in net cash used in investing activities was primarily due to acquisitions, with the acquisition of Mecco for $17.4 million in the current year, and the acquisition of Gravotech for $123.6 million in the prior year.
Net cash used in financing activities was $177.4 million during fiscal 2026 compared to $83.9 million in fiscal 2025. The increase in cash used in financing activities was primarily due to net repayments on the Company’s prior credit agreement in the current year, compared to net borrowings in the prior year, which included borrowings used to fund the Gravotech acquisition.
Material Cash Requirements
Our material cash requirements for known contractual obligations include capital expenditures, borrowings on our new credit agreement and lease obligations. We believe that net cash provided by operating activities will continue to be adequate to meet our liquidity and capital needs for these items over the next 12 months and in the long-term beyond the next 12 months. We also have cash requirements for purchase orders and contracts for the purchase of inventory and other goods and services, which are based on current and anticipated customer needs and are fulfilled by our suppliers within short time horizons. We do not have significant agreements for the purchase of inventory or other goods or services specifying minimum order quantities. In addition, we may have liabilities for uncertain tax positions, but we do not believe that the cash requirements to meet any of these liabilities will be material. A discussion of income taxes is contained in Note 11 of the notes to consolidated financial statements.
Credit Agreements and Covenant Compliance
Refer to Item 8, Note 6, “Debt” for information regarding the Company’s new credit agreement, previous credit agreement and covenant compliance.
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
While the Company has support for the positions it takes on tax returns, taxing authorities may assert different interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax laws including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The liability for unrecognized tax benefits, excluding interest and penalties, was $19.5 million and $21.8 million as of July 31, 2026 and 2025, respectively. If recognized, $16.0 million of unrecognized tax benefits would reduce the Company’s income tax rate as of both July 31, 2026 and 2025. Accrued interest and penalties related to unrecognized tax benefits were $5.9 million and $6.6 million as of July 31, 2026 and 2025, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the consolidated statements of income. The Company believes it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $2.6 million in the next 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized as an income tax benefit in the consolidated statements of income.
The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments regarding: (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income or loss, and (iii) the impact of tax planning strategies. The Company recognized valuation allowances for its deferred tax assets of $84.0 million and $82.2 million as of July 31, 2026 and 2025, respectively, which were primarily related to foreign tax credit carryforwards and net operating loss carryforwards in its various tax jurisdictions.
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
The Company has identified six reporting units within its two reportable segments, Americas & Asia and Europe & Australia, with the following goodwill balances as of July 31, 2026: North America, $501.0 million; Europe, $181.8 million; and Latin America, $3.2 million. The other three identified reporting units each have a goodwill balance of zero. The Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is greater than its respective carrying value. If the qualitative assessment leads to a determination that the fair value of a reporting unit may be less than its carrying value, or if the Company elects to bypass the qualitative assessment altogether, the Company performs a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. When the Company performs the quantitative test for goodwill, the Company establishes the fair value for the reporting unit based on the income approach, in which a discounted cash flow model is utilized, the market approach, in which market multiples of comparable companies are utilized, or a combination of both approaches. The income approach requires the use of significant estimates and assumptions, including forecasted sales growth, operating income projections, and discount rates and changes in these assumptions may adversely impact the fair value assessments. The market approach requires significant assumptions related to the selection of comparable publicly traded companies and the market multiples. Significant negative industry or macroeconomic trends, disruptions to the Company’s business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.
The Company completes its annual goodwill impairment analysis on May 1 of each fiscal year and evaluates its reporting units for potential triggering events on a quarterly basis in accordance with ASC 350, “Intangibles - Goodwill and Other.” In addition to the metrics listed above, the Company considers multiple internal and external factors when evaluating its reporting units for potential impairment, including (i) GDP growth for the respective geography, (ii) industry and market factors such as competition and changes in the market for the reporting unit’s products, (iii) new product development, (iv) competing technologies, (v) overall financial performance such as cash flows, actual and planned revenue and profitability, and (vi) changes in the strategy of the reporting unit. In the event the fair value of a reporting unit is less than the carrying value, the Company would recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds the fair value. If necessary, the Company may consult valuation specialists to assist with the assessment of the estimated fair value of the reporting unit.

On May 1, 2026, the Company performed the qualitative assessment for all three reporting units with goodwill balances and determined that it was more likely than not that the fair value exceeds the carrying value for each reporting unit, and as such, goodwill was not considered impaired.
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
The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. As of July 31, 2026, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $55.1 million. The Company may designate portions of its foreign currency denominated debt as net investment hedges in its foreign operations. As of July 31, 2026, the Company did not have any of its foreign currency denominated debt designated as net investment hedges. The Company’s new credit agreement allows it to borrow up to $500 million in currencies other than U.S. dollars. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company’s exposure to the associated currency.
The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a significant portion of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates in effect during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. In fiscal 2026, the fluctuation in currency exchange rates had a negligible effect on sales; however, the effect was more pronounced in interim periods compared to fiscal 2025 as the U.S. dollar depreciated, on average, against other major currencies throughout the year.
Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ equity. The Company’s currency translation adjustments recorded during the years ended July 31, 2026, 2025, and 2024, as a separate component of stockholders’ equity, were favorable by $16.6 million, favorable by $18.2 million, and unfavorable by $14.5 million, respectively. As of July 31, 2026 and 2025, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $281.3 million and $259.2 million, respectively. The potential decrease in net current assets as of July 31, 2026, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $28.1 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2026, the Company had no interest rate derivatives and no fixed rate debt outstanding.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Brady Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 3, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Taxes — Valuation Allowances — Refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), taxable income in prior carryback year(s) if permitted under the tax law, and tax planning strategies. The Company’s valuation allowance for deferred tax assets was $84.0 million as of July 31, 2026.

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
•We evaluated management’s ability to accurately estimate future sources of taxable income by comparing actual results to management’s historical estimates. Further, we evaluated the reasonableness of management’s estimates of future sources of taxable income by comparing the estimates to historical sources of taxable income or losses and evaluating whether there have been any changes that would affect management’s estimates of future sources of taxable income.
•We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the net deferred tax assets.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 3, 2026
We have served as the Company’s auditor at least since 1981; however, an earlier year cannot be reliably determined.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2026 and 2025
(Dollars in thousands)

	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$187,149	$174,349
Accounts receivable, net of allowance for credit losses of $7,742 and $7,876, respectively	260,938	231,944
Inventories	225,214	200,881
Prepaid expenses and other current assets	15,231	14,661
Total current assets	688,532	621,835
Property, plant and equipment—net	254,460	225,572
Goodwill	685,968	676,945
Other intangible assets	97,833	105,374
Deferred income taxes	21,126	20,862
Operating lease assets	67,916	58,422
Other assets	36,114	25,243
Total	$1,851,949	$1,734,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,703	$105,028
Accrued compensation and benefits	105,777	92,657
Taxes, other than income taxes	22,161	21,537
Accrued income taxes	7,443	5,547
Current operating lease liabilities	17,020	15,234
Other current liabilities	94,399	90,329
Total current liabilities	355,503	330,332
Long-term debt	14,985	99,766
Long-term operating lease liabilities	51,588	43,565
Other liabilities	72,311	68,379
Total liabilities	494,387	542,042
Stockholders’ equity:
Class A nonvoting common stock — Issued 51,261,487 shares, and outstanding 43,360,586 and 43,530,012 shares, respectively (aggregate liquidation preference of $42,716)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	374,456	359,269
Retained earnings	1,476,978	1,317,739
Treasury stock — 7,900,901 and 7,731,475 shares, respectively, of Class A nonvoting common stock, at cost	(419,618)	(393,186)
Accumulated other comprehensive loss	(74,802)	(92,159)
Total stockholders’ equity	1,357,562	1,192,211
Total	$1,851,949	$1,734,253

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2026, 2025 and 2024
(Dollars in thousands, except per share amounts)

	2026	2025	2024
Net sales	$1,661,565	$1,513,605	$1,341,393
Cost of goods sold	801,736	752,783	653,509
Gross margin	859,829	760,822	687,884
Operating expenses:
Research and development	94,031	79,889	67,748
Selling, general and administrative	502,312	444,295	376,722
Total operating expenses	596,343	524,184	444,470
Operating income	263,486	236,638	243,414
Other income (expense):
Investment and other income	5,628	5,206	7,553
Interest expense	(9,699)	(4,747)	(3,126)
Income before income taxes	259,415	237,097	247,841
Income tax expense	54,037	47,841	50,626
Net income	$205,378	$189,256	$197,215
Net income per Class A Nonvoting Common Share:
Basic	$4.34	$3.97	$4.10
Diluted	$4.30	$3.94	$4.07
Net income per Class B Voting Common Share:
Basic	$4.33	$3.96	$4.08
Diluted	$4.29	$3.92	$4.05
Weighted average common shares outstanding:
Basic	47,285	47,641	48,119
Diluted	47,750	48,092	48,496

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended July 31, 2026, 2025 and 2024
(Dollars in thousands)

	2026	2025	2024
Net income	$205,378	$189,256	$197,215
Other comprehensive income (loss):
Foreign currency translation adjustments	16,643	18,165	(14,477)

Cash flow hedges:
Net gain (loss) recognized in other comprehensive income (loss)	1,709	(963)	517
Reclassification adjustment for (gains) losses included in net income	(474)	594	(2,221)
	1,235	(369)	(1,704)
Pension and other post-retirement benefits:
Net gain (loss) recognized in other comprehensive income (loss)	291	(15)	227
Net actuarial gain amortization	(602)	(605)	(605)
	(311)	(620)	(378)

Other comprehensive income (loss), before tax	17,567	17,176	(16,559)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(210)	287	(2)
Other comprehensive income (loss), net of tax	17,357	17,463	(16,561)
Comprehensive income	$222,735	$206,719	$180,654

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2026, 2025 and 2024
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
Balances at July 31, 2023	$548	$351,771	$1,021,870	$(290,209)	$(93,061)
Net income	—	—	197,215	—	—
Other comprehensive loss, net of tax	—	—	—	—	(16,561)
Issuance of shares of Class A Common Stock under stock plan	—	(5,627)	—	11,016	—
Tax benefit and withholdings from deferred compensation distributions	—	149	—	—	—
Stock-based compensation expense (Note 7)	—	7,361	—	—	—
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(72,754)	—
Cash dividends on Common Stock:
Class A — $0.94 per share	—	—	(41,793)	—	—
Class B — $0.92 per share	—	—	(3,267)	—	—
Balances at July 31, 2024	$548	$353,654	$1,174,025	$(351,947)	$(109,622)
Net income	—	—	189,256	—	—
Other comprehensive income, net of tax	—	—	—	—	17,463
Issuance of shares of Class A Common Stock under stock plan	—	(6,457)	—	9,945	—
Tax benefit and withholdings from deferred compensation distributions	—	190	—	—	—
Stock-based compensation expense (Note 7)	—	11,882	—	—	—
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(51,184)	—
Cash dividends on Common Stock:
Class A — $0.96 per share	—	—	(42,204)	—	—
Class B — $0.94 per share	—	—	(3,338)	—	—
Balances at July 31, 2025	$548	$359,269	$1,317,739	$(393,186)	$(92,159)
Net income	—	—	205,378	—	—
Other comprehensive income, net of tax	—	—	—	—	17,357
Issuance of shares of Class A Common Stock under stock plan	—	(7,934)	—	15,907	—
Tax benefit and withholdings from deferred compensation distributions	—	266	—	—	—
Stock-based compensation expense (Note 7)	—	22,855	—	—	—
Repurchase of shares of Class A Common Stock, including excise taxes	—	—	—	(42,339)	—
Cash dividends on Common Stock:
Class A — $0.98 per share	—	—	(42,730)	—	—
Class B — $0.96 per share	—	—	(3,409)	—	—
Balances at July 31, 2026	$548	$374,456	$1,476,978	$(419,618)	$(74,802)

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2026, 2025 and 2024
(Dollars in thousands)

	2026	2025	2024
Operating activities:
Net income	$205,378	$189,256	$197,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,870	40,639	29,873
Stock-based compensation expense	22,855	11,882	7,361
Deferred income taxes	2,361	(7,623)	(9,399)
Other	(1,675)	(2,540)	1,401
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(24,074)	(14,356)	(6,581)
Inventories	(19,183)	(18,889)	21,697
Prepaid expenses and other assets	(1,369)	(2,098)	(743)
Accounts payable and accrued liabilities	13,208	(9,862)	19,198
Income taxes	1,756	(5,213)	(4,948)
Net cash provided by operating activities	244,127	181,196	255,074
Investing activities:
Purchases of property, plant and equipment	(51,473)	(27,577)	(79,892)
Acquisition of businesses, net of cash acquired	(17,416)	(144,541)	—
Other	9,873	864	(1,155)
Net cash used in investing activities	(59,016)	(171,254)	(81,047)
Financing activities:
Payment of dividends	(46,139)	(45,542)	(45,060)
Proceeds from exercise of stock options	11,318	6,171	8,186
Payments for employee taxes withheld from stock-based awards	(3,345)	(2,683)	(2,797)
Purchase of treasury stock	(42,204)	(50,838)	(72,225)
Proceeds from borrowing on credit facilities	69,500	266,846	175,103
Repayment of borrowing on credit facilities	(154,281)	(258,015)	(133,884)
Other	(12,220)	190	149
Net cash used in financing activities	(177,371)	(83,871)	(70,528)
Effect of exchange rate changes on cash and cash equivalents	5,060	(1,840)	(4,913)
Net increase (decrease) in cash and cash equivalents	12,800	(75,769)	98,586
Cash and cash equivalents, beginning of period	174,349	250,118	151,532
Cash and cash equivalents, end of period	$187,149	$174,349	$250,118

Supplemental disclosures of cash flow information:
Cash interest paid	$2,858	$4,656	$2,930

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2026, 2025 and 2024
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
Accounts Receivable — The Company’s policy for estimating the allowance for credit losses on accounts receivables considers several factors including historical loss experience, the age of delinquent receivable balances due, and economic conditions. Specific customer reserves are made during review of significant outstanding balances due, in which customer creditworthiness and current economic trends may indicate that it is probable the receivable will not be recovered. Accounts receivable are written off after collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in selling, general and administrative (“SG&A”) expense.
Inventories — Inventories are stated at the lower of cost or net realizable value and include material, labor, and overhead. Cost has been determined using the last-in, first-out (“LIFO”) method for certain inventories in the U.S. (13.3% of total inventories at July 31, 2026, and 12.8% of total inventories at July 31, 2025) and the first-in, first-out (“FIFO”) or average cost methods for all other inventories. Had all inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $12,859 and $12,006 as of July 31, 2026 and 2025, respectively.
Inventories consist of the following as of July 31:

	2026	2025
Finished products	$118,277	$109,726
Work-in-process	38,105	32,787
Raw materials and supplies	68,832	58,368
Total inventories	$225,214	$200,881
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
Property, plant and equipment consist of the following as of July 31:

	Range of Useful Lives	2026	2025
Land		$36,171	$31,194
Buildings and improvements	10 to 33 Years	227,474	199,727
Machinery and equipment	3 to 10 Years	310,611	295,174
Construction in progress		7,861	13,255
Property, plant and equipment—gross		582,117	539,350
Accumulated depreciation		(327,657)	(313,778)
Property, plant and equipment—net		$254,460	$225,572
Depreciation expense was $23,951, $21,723, and $20,452 for the years ended July 31, 2026, 2025 and 2024, respectively.
Goodwill — The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that it may be impaired. Under U.S. GAAP, the Company has the option to first assess qualitative factors to determine if it is more likely than not that the fair value of one of its reporting units is greater than its carrying value (“Step 0”). If the qualitative assessment leads to a determination that the reporting unit’s fair value is less than its carrying value, or if the Company elects to bypass the qualitative assessment altogether, it is required to perform a quantitative impairment test (“Step 1”) by calculating the fair value of the reporting unit and comparing the fair value with its associated carrying value. During the fiscal year 2026 annual impairment test, the Company first assessed goodwill recoverability qualitatively using the Step 0 approach for each reporting unit. For the qualitative assessment, the Company considered the most recent quantitative analysis, which was performed during the fourth quarter of fiscal year 2023 for all three reporting units, including assumptions used, such as discount rates, indicated fair values, and the amounts by which those fair values exceeded their carrying amounts. Further, the Company compared actual performance in fiscal year 2026 to the internal financial projections used in the prior quantitative analyses. Additionally, the Company considered various other factors including macroeconomic conditions, relevant industry and market trends, and factors specific to the Company that could indicate a potential change in the fair value of the reporting units. Lastly, the Company evaluated whether any events have occurred or any circumstances have changed since that time that would indicate that goodwill may have become impaired since the last quantitative tests. Based on these qualitative assessments, the Company determined it is more likely than not that the fair value of each reporting unit exceeds its respective carrying value, and goodwill was not considered impaired as of May 1, 2026. As such, the Step 1 quantitative goodwill impairment analysis was not necessary. No goodwill impairment charges were recognized during the year ended July 31, 2026.
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
In fiscal 2026, long-lived and other intangible assets were analyzed for potential impairment. As a result of the analysis, no impairment charges were recorded.
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
The initial measurement of ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the expected lease term. The ROU asset also includes any lease payments made on or before the commencement date, initial direct costs incurred, and is reduced by any lease incentives received. Some of the Company’s leases include options to extend the lease agreement, of which the exercise is at the Company’s sole discretion. The majority of renewal options are not included in the calculation of ROU assets and liabilities as they are not reasonably certain to be exercised. Some of the Company’s lease agreements include rental payments that are adjusted periodically for inflation or the change in an index or rate. These variable lease payments are generally excluded from the initial measurement of the ROU asset and lease liability and are recognized in the period in which the obligation for those payments is incurred. The Company has lease agreements that include both lease and non-lease components, which the Company elected to account for as a single lease component.
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
As of July 31, 2026, all leases are accounted for as operating leases, with lease expense being recognized on a straight-line basis over the lease term. Operating leases are reflected in “Operating lease assets,” “Current operating lease liabilities,” and “Long-term operating lease liabilities” in the accompanying consolidated balance sheets. Operating lease expense is recognized in either cost of goods sold or selling, general, and administrative expenses in the consolidated statements of income, based on the nature of the lease. ROU assets are evaluated for impairment in the same manner as long-lived assets. No impairment charges were recognized related to operating lease assets during the year ended July 31, 2026.
Revenue Recognition — The Company recognizes revenue when a sales arrangement with a customer exists, the transaction price is fixed or determinable and the Company has satisfied its performance obligations per the sales arrangement. The majority of the Company’s revenue relates to the sale of identification and safety products and revenue is recognized at the point in which the customer obtains control of the products. The Company considers control to have transferred when legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the collection of the transaction price is reasonably assured, most of which occur upon the shipment or delivery of goods to customers. Revenue is measured at the determinable transaction price, net of estimated sales returns, including product returns and credit memos, and sales rebates. The Company estimates product returns and credit memos based on historical return rates. As of July 31, 2026 and 2025, the allowance for product returns and credit memos was $5,281 and $5,434, respectively.
Shipping and Handling Costs — Shipping and handling fees billed to a customer in a sale transaction are reported as net sales and the related costs incurred for shipping and handling are reported in cost of goods sold.
Advertising Costs — Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 2026, 2025, and 2024 was $53,311, $50,349, and $50,296, respectively.
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
The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments and historical yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The market value is calculated as the average of the high and the low stock price on the date of the grant. Refer to Note 7, “Stockholders’ Equity” for more information regarding the Company’s incentive stock plans.
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
New Accounting Standards
Adopted Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires expanded annual disclosures including the standardization and disaggregation of income tax rate reconciliation categories and the amount of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 for the year ended July 31, 2026, with retrospective application for the years ended July 31, 2025 and 2024. Additional information regarding the Company’s income tax rate reconciliations, including the application of the provisions of ASU 2023-09, is included in Note 11 to the consolidated financial statements.
Standards not yet adopted
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

2. Goodwill
Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2026 and 2025, were as follows:

	Americas & Asia	Europe & Australia	Total
Balance as of July 31, 2024	$439,179	$150,432	$589,611
Current year acquisitions	57,030	19,227	76,257
Translation adjustments	1,440	9,637	11,077
Balance as of July 31, 2025	$497,649	$179,296	$676,945
Current year acquisitions	3,165	—	3,165
Translation adjustments	3,346	2,512	5,858
Balance as of July 31, 2026	$504,160	$181,808	$685,968
Goodwill increased $9,023 during the year ended July 31, 2026 due to the acquisition of Mecco and the positive effects of foreign currency translation.
Goodwill increased $87,334 during the year ended July 31, 2025. Of the $87,334 increase, $66,178 was due to the acquisition of Gravotech, $10,079 was due to the acquisition of AB&R and $11,077 was due to the positive effects of foreign currency translation.
The qualitative assessment performed on May 1, 2026, in accordance with ASC 350, “Intangibles - Goodwill and Other” indicated that it is more likely than not that the fair value exceeds the carrying value for each of the three reporting units with goodwill (North America, Europe and Latin America).

3. Other Intangible Assets
Other intangible assets include customer relationships, tradenames, and technology with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived tradenames that are classified as other intangible assets.
Other intangible assets as of July 31, 2026 and 2025 consisted of the following:

	July 31, 2026				July 31, 2025
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Tradenames	2	$897	$(897)	$—	2	$912	$(456)	$456
Customer relationships	8	136,959	(55,396)	81,563	8	125,497	(38,427)	87,070
Technology	5	15,837	(7,305)	8,532	5	20,471	(10,275)	10,196
Unamortized other intangible assets:
Tradenames	N/A	7,738	—	7,738	N/A	7,652	—	7,652
Total		$161,431	$(63,598)	$97,833		$154,532	$(49,158)	$105,374
The change in the gross carrying amount of amortized other intangible assets as of July 31, 2026 compared to July 31, 2025 was primarily due to the acquisition of Mecco completed during the year ended July 31, 2026, partially offset by the removal of two fully amortized technology assets.

The following table summarizes the fair value and weighted average amortization period of other intangible assets associated with the acquisition of Mecco:

	Gross Carrying Amount	Weighted Average Amortization Period (Years)
Customer relationships	$12,050	6
Technology	1,990	5
Total	$14,040
Amortization expense on intangible assets during the years ended July 31, 2026, 2025, and 2024 was $20,919, $18,916, and $9,421, respectively. Amortization expense over each of the next five fiscal years is projected to be $19,900, $19,488, $19,126, $14,317, and $9,738 for the fiscal years ending July 31, 2027, 2028, 2029, 2030, and 2031, respectively. Estimated future amortization expense for the next five years reflects the Company’s existing intangible assets as of July 31, 2026, and does not include any impact from the PSS acquisition, as the preliminary purchase price allocation is incomplete as of the issuance date of these consolidated financial statements.

4. Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of July 31, 2026 and 2025, the Company did not have any finance leases.
Short-term lease expense, variable lease expenses, and sublease income were immaterial to the consolidated statements of income for the years ended July 31, 2026, 2025 and 2024.
The following table summarizes lease expense recognized during the years ended July 31, 2026, 2025 and 2024:

	Consolidated Statements of Income Location	July 31, 2026	July 31, 2025	July 31, 2024
Operating lease cost	Cost of goods sold	$8,541	$7,856	$6,257
Operating lease cost	Selling, general, and administrative expenses	12,700	11,289	9,220
The following table summarizes the maturity of the Company’s lease liabilities as of July 31, 2026:

Years ending July 31,	Operating Leases
2027	$20,065
2028	15,909
2029	11,408
2030	7,324
2031	5,779
Thereafter	19,095
Total lease payments	$79,580
Less: interest	(10,972)
Present value of lease liabilities	$68,608
The weighted average remaining lease terms and discount rates for the Company’s operating leases as of July 31, 2026 and 2025 were as follows:

	July 31, 2026	July 31, 2025
Weighted average remaining lease term (in years)	5.8	6.2
Weighted average discount rate	5.1%	5.0%

Supplemental cash flow information related to the Company’s operating leases during the years ended July 31, 2026 and 2025 were as follows:

	2026	2025
Operating cash outflows from operating leases	$20,797	$18,816
Operating lease assets obtained in exchange for new operating lease liabilities (1)	25,360	35,846
(1)Includes new leases, leases from acquired companies, and remeasurements or modifications of existing leases.
The Company evaluates right-of-use assets for impairment in the same manner as long-lived assets. No impairment charges were recorded during the years ended July 31, 2026, 2025 or 2024.

5. Employee Benefit Plans
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) who retired prior to January 1, 2016, as outlined by the Plan. The Plan is unfunded, and the liability, unrecognized gain, and associated income statement impact are immaterial. The current portion and non-current portion of the liabilities for postretirement medical benefits are included in “Other current liabilities” and “Other liabilities,” respectively, on the accompanying consolidated balance sheets as of July 31, 2026 and 2025. The unrecognized loss is reported as a component of AOCI.
The Company also has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan which allow for compensation to be deferred into either the Company’s Class A Nonvoting Common Stock or in other investment funds. Neither plan allows funds to be transferred between the Company’s Class A Nonvoting Common Stock and the other investment funds. The Company has an additional non-qualified deferred compensation plan, the Brady Restoration Plan, which allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for executives’ income exceeding the Internal Revenue Service (“IRS”) limits for participation in a qualified 401(k) plan. Deferred compensation of $22,019 and $19,998 was included in “Other liabilities” in the accompanying consolidated balance sheets as of July 31, 2026 and 2025, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plan, based on income of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $4,962 and $4,742 were included in “Other current liabilities” in the accompanying consolidated balance sheets as of July 31, 2026 and 2025, respectively. The amounts charged to expense for these retirement and profit sharing plans were $20,657, $17,921, and $16,134 during the years ended July 31, 2026, 2025 and 2024, respectively.

6. Debt
On June 12, 2026, the Company and certain of its subsidiaries entered into a new credit agreement with a group of lenders party thereto, BMO Bank N.A., as administrative agent, swing line lender and letter of credit issuer, and Bank of America, N.A., as syndication agent and letter of credit issuer (the “new credit agreement”). The new credit agreement provides for an aggregate principal amount of $1.0 billion, consisting of a $500 million term loan facility and a $500 million revolving credit facility. The credit agreement replaced and terminated the Company’s previous credit agreement, which had been entered into on August 1, 2019 (the “previous credit agreement”). Upon execution, outstanding revolving loans under the previous credit agreement totaling €13.0 million were exchanged for revolving loans under the new credit agreement, and all other outstanding obligations thereunder were repaid in full. The Company paid $12.5 million of debt issuance costs during the year ended July 31, 2026. Prepaid financing costs of $5.9 million and $0.2 million are included in “Other assets” on the accompanying consolidated balance sheets as of July 31, 2026 and 2025, respectively.
Under the new credit agreement, which has a final maturity date of June 12, 2031 for both the term loan and revolving credit facilities, the Company has the option to select either a base interest rate (based upon the highest of (i) the federal funds rate plus one-half of 1%, (ii) the prime rate of BMO Bank N.A., or (iii) the one-month Term SOFR rate plus 1%, plus a margin based on the Company’s consolidated net leverage ratio) or a term benchmark or risk-free interest rate (based on, as applicable, Term SOFR, Adjusted EURIBO, Adjusted TIBO, Adjusted Term CORRA, BBSY, or Daily Simple SONIA, plus a margin based on the Company’s consolidated net leverage ratio).
Following the funding of the term loan in connection with the PSS acquisition, the term loan is subject to quarterly amortization payments of 1.25% of the original principal amount funded on the closing date of the PSS acquisition, commencing on the last business day of the fiscal quarter occurring at least three months following such closing date, with the remaining balance payable on the maturity date. Total availability under the revolving credit facility was capped at $300 million prior to the closing of the PSS acquisition and expanded to the full $500 million commitment thereafter. Additionally, the new credit agreement contains an incremental facility feature permitting the Company to request an increase to the revolving commitments or add one or more additional tranches of term loans by up to $550 million, plus an unlimited additional amount subject to compliance with a pro forma consolidated net leverage ratio not to exceed 2.50 to 1.00.
The maximum amount outstanding on the previous credit agreement during the year ended July 31, 2026 was $119.6 million. As of July 31, 2026, the outstanding balance under the revolving credit facility was $15.0 million and approximately $283.2 million was available for future borrowing, subject to the $300 million pre-closing limitation on revolving credit availability. Borrowings are classified as long-term on the consolidated balance sheets.
The new credit agreement is guaranteed by certain of the Company’s material domestic subsidiaries. The Company’s new credit agreement requires it to maintain certain financial covenants, including a maximum consolidated net leverage ratio of 3.50 to 1.00, which shall temporarily be increased to up to 4.00 to 1.00 for the four computation periods ending after the closing of the PSS acquisition, and a minimum consolidated interest coverage ratio of 3.00 to 1.00. As of July 31, 2026, the Company was in compliance with such financial covenants.
Refer to Note 17, “Subsequent Events,” for additional information regarding the completion of the PSS acquisition and related financing.
As of July 31, 2026 and 2025, borrowings under the new credit agreement and the previous credit agreement, respectively, were as follows:

	July 31, 2026		July 31, 2025
	Amount Outstanding (thousands)	Weighted Average Interest Rate	Amount Outstanding (thousands)	Weighted Average Interest Rate
New credit agreement (1)	$14,985	3.9%	$—	—%
Previous credit agreement (2)	—	—%	99,766	4.0%
(1)Borrowings under the new credit agreement as of July 31, 2026 included Euro-denominated borrowings of $15.0 million. The weighted average interest rate of the Euro-denominated borrowings was 3.9% as of July 31, 2026.
(2)Borrowings under the previous credit agreement as of July 31, 2025 included USD-denominated, British pound-denominated and Euro-denominated borrowings of $39.0 million, $10.6 million and $50.2 million, respectively. The weighted average interest rate of the USD-denominated, British pound-denominated and Euro-denominated borrowings was 5.3%, 5.1% and 2.8%, respectively, as of July 31, 2025.

Due to the variable interest rate pricing of the Company’s revolving debt, it is determined that the carrying value of the debt equals the fair value of the debt.
The Company had outstanding letters of credit of $1.8 million and $2.1 million at July 31, 2026 and 2025, respectively.

7. Stockholders’ Equity
Information as to the Company’s capital stock as of July 31, 2026 and 2025 was as follows:

	July 31, 2026			July 31, 2025
	Shares Authorized	Shares Issued	Amount (thousands)	Shares Authorized	Shares Issued	Amount (thousands)
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548
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

The following is a summary of other activity in stockholders’ equity during the years ended July 31, 2026, 2025, and 2024:

	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2023	$11,383	$(11,383)	$—
Shares at July 31, 2023	318,198	318,198
Sale of shares at cost	$(889)	$889	$—
Purchase of shares at cost	1,217	(1,217)	—
Balances at July 31, 2024	$11,711	$(11,711)	$—
Shares at July 31, 2024	312,124	312,124
Sale of shares at cost	$(556)	$556	$—
Purchase of shares at cost	1,384	(1,384)	—
Balances at July 31, 2025	$12,539	$(12,539)	$—
Shares at July 31, 2025	313,467	313,467
Sale of shares at cost	$(1,184)	$1,184	$—
Purchase of shares at cost	1,066	(1,066)	—
Balances at July 31, 2026	$12,421	$(12,421)	$—
Shares at July 31, 2026	297,962	297,962
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
At July 31, 2026, the deferred compensation balance in stockholders’ equity represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plans. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
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
As of July 31, 2026, the Company has reserved 1,245,114 shares of Class A Nonvoting Common Stock for outstanding stock options and RSUs and 4,460,495 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Total stock-based compensation expense recognized during the years ended July 31, 2026, 2025, and 2024, was $22,855, $11,882, and $7,361, respectively. Stock-based compensation expense during the year ended July 31, 2026 included $6,051 related to the modification of equity awards in connection with executive transitions. The total income tax benefit recognized in the consolidated statements of income was $2,557, $1,526 and $1,014 during the years ended July 31, 2026, 2025, and 2024, respectively.
Stock Options
The stock options issued under the plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “time-based” options, generally expire ten years from the date of grant. The Company did not grant time-based stock option awards during the years ended July 31, 2026 or 2025.

The Company has estimated the fair value of its time-based stock option awards granted during the year ended July 31, 2024 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2024
Expected term (in years)	5.40
Expected volatility	30.23%
Expected dividend yield	1.89%
Risk-free interest rate	4.72%
The following is a summary of stock option activity for the year ended July 31, 2026:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of July 31, 2025	1,052,314	$45.17
Granted	—	—
Exercised	(280,822)	41.71
Forfeited	(1,627)	54.80
Outstanding as of July 31, 2026	769,865	$46.41	4.1	$36,360
Exercisable as of July 31, 2026	759,318	$46.29	4.0	$35,949
The following table summarizes additional stock option information:

	2026	2025	2024
Weighted-average fair value of options granted during the period	$—	$—	$16.41
Intrinsic value of options exercised during the period (in thousands)	11,778	5,559	8,860
Fair value of options vested during the period (in thousands)	517	1,529	2,020
Cash received from the exercise of stock options during the period (in thousands)	11,318	6,171	8,186
Tax benefit on options exercised during the period (in thousands)	2,944	1,390	2,215
As of July 31, 2026, total unrecognized compensation cost related to options that are expected to vest was $33 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 0.2 years.
RSUs
RSUs issued under the plan have a grant date fair value equal to the market price of the Company's stock at the date of grant and generally vest ratably over three years, with one-third vesting one year after the grant date and one-third additional in each of the succeeding two years.

The following tables summarize the RSU activity during the year ended July 31, 2026:

RSUs	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of July 31, 2025	162,667	$65.19
Granted	200,044	79.05
Vested	(71,725)	61.29
Forfeited	(4,947)	71.72
Non-vested RSUs as of July 31, 2026	286,039	$75.75
The RSUs granted during the years ended July 31, 2025 and 2024, had a weighted-average grant-date fair value of $74.35 and $55.43, respectively.
The total fair value of time-based RSUs vested during the years ended July 31, 2026, 2025 and 2024, was $5,642, $5,350, and $3,888, respectively.
As of July 31, 2026, total unrecognized compensation cost related to RSUs that are expected to vest was $10,770 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.3 years.
PRSUs
PRSUs are contingent on the achievement of predetermined market and performance targets. The PRSUs granted under the plan vest at the end of a three-year performance period provided the service period and specified performance targets are met. For the PRSUs granted during the years ended July 31, 2026, 2025, and 2024 awards will vest based on achievement of performance conditions relating to Company revenue and diluted EPS targets.
The PRSUs granted during the year ended July 31, 2026 had a fair value determined by the average of the high and low stock price on the date of grant.
The following tables summarize the PRSU activity during the year ended July 31, 2026:

PRSUs	Shares	Weighted Average Grant Date Fair Value
Non-vested PRSUs as of July 31, 2025	152,266	$59.92
Granted	73,123	70.14
Vested	(25,074)	60.79
Forfeited	(11,105)	48.62
Non-vested PRSUs as of July 31, 2026	189,210	$64.19
The PRSUs granted during the year ended July 31, 2025 and 2024, had a weighted-average grant-date fair value of $71.24 and $51.16, respectively. The total fair value of PRSUs vested during the years ended July 31, 2026, 2025 and 2024, was $1,934, $595, and $141, respectively.
As of July 31, 2026, total unrecognized compensation cost related to PRSUs that are expected to vest was $3,151 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.7 years.

8. Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes net investment hedges and long-term intercompany loan translation adjustments, unrealized gains or losses from cash flow hedges, and unamortized gains or losses on post-retirement plans, net of their related tax effects.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the periods presented:

	Unrealized gain (loss) on cash flow hedges	Unamortized gain (loss) on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Ending balance, July 31, 2023	$1,641	$756	$(95,458)	$(93,061)
Other comprehensive (loss) income before reclassification	(124)	160	(14,477)	(14,441)
Amounts reclassified from accumulated other comprehensive loss	(1,666)	(454)	—	(2,120)
Ending balance, July 31, 2024	$(149)	$462	$(109,935)	$(109,622)
Other comprehensive (loss) income before reclassification	(691)	(3)	18,165	17,471
Amounts reclassified from accumulated other comprehensive loss	446	(454)	—	(8)
Ending balance, July 31, 2025	$(394)	$5	$(91,770)	$(92,159)
Other comprehensive income before reclassification	1,474	198	16,643	18,315
Amounts reclassified from accumulated other comprehensive loss	(355)	(603)	—	(958)
Ending balance, July 31, 2026	$725	$(400)	$(75,127)	$(74,802)
The decrease in accumulated other comprehensive loss as of July 31, 2026 compared to July 31, 2025 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the fiscal year. Of the amounts reclassified from accumulated other comprehensive loss during the years ended July 31, 2026 and 2025, unrealized gains or losses on cash flow hedges were reclassified into “Cost of goods sold” and net unamortized gains on post-retirement plans were reclassified into “Investment and other income” on the consolidated statements of income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive income (loss):

	Years Ended July 31,
	2026	2025	2024
Income tax (expense) benefit related to items of other comprehensive income (loss):
Cash flow hedges	$(116)	$124	$(86)
Pension and other post-retirement benefits	(94)	163	84
Income tax (expense) benefit related to items of other comprehensive income (loss)	$(210)	$287	$(2)

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
The Company also offers extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended service warranty is included in the sales price of the product and is not sold separately. The Company considers the extended service warranty to be a separate performance obligation and allocates a portion of the transaction price to the service warranty based on the estimated stand-alone selling price. At the time of sale, the extended warranty transaction price is recorded as deferred revenue on the consolidated balance sheets and is recognized on a straight-line basis over the life of the service warranty period. The deferred revenue is considered a contract liability as the Company has a right to payment at the time the product with the related extended service warranty is shipped or delivered and therefore, payment is received in advance of the Company’s performance.
Contract Balances
The balance of contract liabilities associated with service warranty performance obligations was $3,732 and $3,060 as of July 31, 2026 and 2025, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities,” respectively, on the accompanying consolidated balance sheets. During the year ended July 31, 2026, the Company recognized revenue of $1,592 that was included in the contract liability balance at the beginning of the period from the amortization of extended service warranties. Of the contract liability balance outstanding at July 31, 2026, the Company expects to recognize 40% by the end of fiscal 2027, an additional 27% by the end of fiscal 2028, and the remaining balance thereafter.
The Company records deferred revenue for payments received in advance for certain software and services. These amounts are classified as contract liabilities and recognized as revenue over the service period. The balance of contract liabilities related to software and services was $10,092 and $9,246 as of July 31, 2026 and 2025, respectively. The Company recognized revenue of $7,951 and $5,728 during the years ended July 31, 2026 and 2025, respectively, which was previously included in the beginning balance of deferred revenue as of July 31, 2025 and July 31, 2024. Of the contract liability balance outstanding at July 31, 2026, the Company expects to recognize 87% by the end of fiscal 2027 and the remaining balance thereafter.
Costs of Obtaining a Contract
The Company expenses incremental direct costs of obtaining a contract (e.g., sales commissions) when incurred because the amortization period is generally twelve months or less. Contract costs are included in “Selling, general and administrative expense” on the consolidated statements of income.

Disaggregation of Revenue
The following is a summary of the Company’s revenue by geographic region within the reportable segments. See Note 10, “Segment Information” for information on the Company's reportable segments.

	2026	2025	2024
Net sales:
Americas & Asia:
Americas	$955,857	$862,703	$784,576
Asia	150,763	131,012	101,952
Total	$1,106,620	$993,715	$886,528
Europe & Australia:
Europe	494,979	463,582	399,462
Australia	59,966	56,308	55,403
Total	$554,945	$519,890	$454,865
Total Company	$1,661,565	$1,513,605	$1,341,393
The following is a summary of sales by product category for the years ended July 31, 2026, 2025 and 2024:

	Years Ended July 31,
	2026	2025	2024
Safety and Facility Identification	$647,821	$611,242	$607,235
Product Identification	497,650	428,655	274,429
Wire Identification	289,140	247,933	228,415
Healthcare Identification	140,675	140,612	141,767
People Identification	86,279	85,163	89,547
Total Company	$1,661,565	$1,513,605	$1,341,393
During fiscal 2026, sales from Mecco were included in the product identification category.
During fiscal 2025, sales from Gravotech, AB&R and Microfluidic Solutions were included in the product identification category.
During fiscal 2024, the Company divested operations related to the safety and facility identification product line.

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

The following is a summary of segment information as of and for the years ended July 31, 2026, 2025 and 2024:

	2026	2025	2024
Americas & Asia
Net sales	$1,106,620	$993,715	$886,528
Segment expenses:
Cost of goods sold	532,049	490,670	430,265
Research and development	67,721	55,862	48,715
Selling, general and administrative	250,235	237,417	210,706
Segment profit	$256,615	$209,766	$196,842

Europe & Australia
Net sales	$554,945	$519,890	$454,865
Segment expenses:
Cost of goods sold	269,687	262,113	223,244
Research and development	26,310	24,027	19,033
Selling, general and administrative	184,647	176,809	141,976
Segment profit	$74,301	$56,941	$70,612
Total profit from reportable segments	$330,916	$266,707	$267,454

Reconciliation to income before income taxes
Total profit from reportable segments	$330,916	$266,707	$267,454
Unallocated costs:
Administrative costs (1)	(67,430)	(30,069)	(24,040)
Investment and other income	5,628	5,206	7,553
Interest expense	(9,699)	(4,747)	(3,126)
Income before income taxes	$259,415	$237,097	$247,841

Other Segment Information
Depreciation & amortization:
Americas & Asia	$29,623	$26,373	$22,716
Europe & Australia	15,247	14,266	7,157
Total Company	$44,870	$40,639	$29,873
Assets:
Americas & Asia	$1,020,255	$982,000	$849,844
Europe & Australia	644,545	577,904	415,607
Corporate	187,149	174,349	250,118
Total Company	$1,851,949	$1,734,253	$1,515,569
Expenditures for property, plant & equipment:
Americas & Asia	$35,507	$18,595	$54,460
Europe & Australia	15,966	8,982	25,432
Total Company	$51,473	$27,577	$79,892
(1)Unallocated administrative costs consist of corporate administrative expenses including finance, information technology, human resources and other administrative expenses as well as costs incurred related to the acquisition of the PSS business for the year ended July 31, 2026.

The following is a summary of sales and long-lived assets by geographic region for the years ended July 31, 2026, 2025 and 2024:

	Revenues* Years Ended July 31,			Long-Lived Assets** As of July 31,
	2026	2025	2024	2026	2025	2024
Geographic information:
United States	$951,773	$847,336	$783,775	$581,932	$591,586	$515,193
Other	799,017	747,289	631,748	524,245	474,727	360,519
Eliminations	(89,225)	(81,020)	(74,130)	—	—	—
Consolidated total	$1,661,565	$1,513,605	$1,341,393	$1,106,177	$1,066,313	$875,712

* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets, and operating lease assets.

11. Income Taxes
Income before income taxes consists of the following:

	Years Ended July 31,
	2026	2025	2024
United States	$100,655	$120,323	$111,647
Other Nations	158,760	116,774	136,194
Total	$259,415	$237,097	$247,841
Income tax expense consists of the following:

	Years Ended July 31,
	2026	2025	2024
Current income tax expense:
United States	$10,391	$21,573	$22,637
Other Nations	39,888	29,576	32,121
States (U.S.)	1,397	4,315	5,267
	$51,676	$55,464	$60,025
Deferred income tax expense (benefit):
United States	$3,815	$(2,667)	$(7,999)
Other Nations	(2,588)	(3,640)	(133)
States (U.S.)	1,134	(1,316)	(1,267)
	$2,361	$(7,623)	$(9,399)
Total income tax expense	$54,037	$47,841	$50,626

The tax effects of temporary differences are as follows as of July 31, 2026 and 2025:

	2026	2025
Deferred tax assets:
Inventories	$9,142	$9,147
Employee compensation and benefits	11,205	8,982
Accounts receivable	1,281	1,772
Fixed assets	9,251	8,610
Capitalized R&D expenditures	19,863	30,525
Deferred and equity-based compensation	11,555	9,413
Postretirement benefits	2,671	3,336
Tax credit and net operating loss carry-forwards	88,104	84,160
Other, net	28,110	27,681
Valuation allowances	(83,955)	(82,180)
Total	$97,227	$101,446

	2026	2025
Deferred tax liabilities:
Fixed assets	$10,080	$8,085
Intangible assets	60,012	63,886
Other, net	13,322	14,378
Total	$83,414	$86,349
Tax credit carry-forwards as of July 31, 2026 consist of the following:
•Foreign net operating loss carry-forwards of $205,127, of which $178,747 have no expiration date and the remainder of which expire from fiscal 2027 to fiscal 2036.
•State net operating loss carry-forwards of $22,423, all of which expire in fiscal 2032.
•Foreign tax credit carry-forwards of $19,810, which expire from fiscal 2027 to fiscal 2036.
•State credit carry-forwards of $14,466, which expire from fiscal 2027 to fiscal 2041.

Rate Reconciliation
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate for the years ended July 31, 2026, 2025, and 2024 are as follows:

	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$54,477	21.0%	$49,790	21.0%	$52,047	21.0%
United States:
State and local income taxes (1)	3,212	1.2%	1,625	0.7%	2,361	1.0%
Federal:
Effect of cross-border tax laws	93	—%	118	—%	(1,711)	(0.7)%
Tax Credits
Research and development credit	(4,100)	(1.6)%	(4,600)	(1.9)%	(3,850)	(1.6)%
Changes in valuation allowances	353	0.1%	785	0.3%	709	0.3%
Nontaxable or nondeductible items
Loss on sale of business (2)	—	—%	—	—%	(3,268)	(1.3)%
Other	228	0.1%	481	0.2%	(539)	(0.2)%
Other adjustments	(370)	(0.1)%	(13)	—%	(787)	(0.3)%
Foreign jurisdictions:
Mexico
Foreign rate difference	3,011	1.2%	2,599	1.1%	2,645	1.1%
Foreign permanent items	(4,451)	(1.7)%	(6,092)	(2.6)%	(6,535)	(2.6)%
Other foreign jurisdictions tax effects	3,824	1.5%	5,289	2.2%	7,204	2.9%
Changes in unrecognized tax benefits	(2,240)	(0.9)%	(2,141)	(0.9)%	2,350	0.9%
Income tax rate	$54,037	20.8%	$47,841	20.2%	$50,626	20.4%
(1)The following states make up the majority (greater than 50%) of the tax effect for the respective fiscal year as follows:
2026: California, Texas, Pennsylvania, and Illinois
2025: Illinois, New Jersey, Florida, and Pennsylvania
2024: New Jersey, Illinois, Pennsylvania, and Indiana
(2)The loss on sale of business relates to a non-core business divested in fiscal 2024.

A summary of income taxes paid (net of refunds) by jurisdiction for the years July 31, 2026, 2025, and 2024 are as follows:

	2026	2025	2024
Federal	$13,590	$28,625	$23,600
State	3,292	4,595	5,564
Foreign	36,203	37,857	32,909
Total	$53,085	$71,077	$62,073

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions for the July 31, 2026, 2025, and 2024:

	2026	2025	2024
Foreign
Mexico	$5,881	*	*
France	4,215	6,774	7,264
Singapore	3,514	*	*
China	2,848	*	*
Canada	2,828	*	*
Germany	*	4,870	*
Netherlands	*	*	3,124
*Jurisdiction below the threshold for the period presented
Uncertain Tax Positions
The Company follows the guidance in ASC 740, “Income Taxes” regarding uncertain tax positions. The guidance requires application of a more-likely-than-not threshold to the recognition and de-recognition of income tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

	2026	2025	2024
Balance at beginning of period	$21,802	$22,590	$20,899
Additions based on tax positions related to the current year	3,128	3,583	3,130
Additions for tax positions of prior years (1)	126	1,035	1,594
Reductions for tax positions of prior years	(1,230)	(1,616)	(43)
Lapse of statute of limitations	(4,029)	(4,111)	(2,666)
Settlements with tax authorities	—	(88)	(257)
Cumulative translation adjustments and other	(253)	409	(67)
Balance at end of period (2)	$19,544	$21,802	$22,590
(1)Includes acquisitions.
(2)Of the $19,544 of unrecognized tax benefits as of July 31, 2026, $15,951, if recognized, would affect the Company’s income tax rate.
The following table summarizes the classification of the reserve for uncertain tax positions, excluding interest and penalties, within the accompanying consolidated balance sheets as of July 31, 2026 and 2025, respectively:

	2026	2025
Reserve classified in “Other liabilities”	$16,201	$18,502
Reserve classified as a reduction of long-term deferred income tax assets	3,343	3,300
Reserve for uncertain tax positions	$19,544	$21,802
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. Interest expense and penalties are recorded as a component of “Income tax expense” in the consolidated statements of income. The following table summarizes the amount of recognized interest expense and benefits related to penalties on the reserve, net of reversals due to reduction for tax positions of prior years, statute of limitations, and settlements, for uncertain tax positions during the years ended July 31, 2026, 2025, and 2024.

	2026	2025	2024
Interest (benefit) expense	$(267)	$299	$893
(Benefit) expense related to penalties	(276)	120	(38)

The following table summarizes the amounts accrued for interest and penalties on unrecognized tax benefits as of July 31, 2026 and 2025.

	2026	2025
Accrued interest	$4,313	$4,740
Accrued penalties (1)	1,598	1,893
(1) Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty.
During the year ended July 31, 2026, the Company recognized $6,137 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S., various states, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’23 — F’26

12. Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2026	2025	2024
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$205,378	$189,256	$197,215
Less:
Preferential dividends	(728)	(736)	(748)
Preferential dividends on dilutive stock options	(8)	(8)	(5)
Numerator for basic and diluted income per Class B Voting Common Share	$204,642	$188,512	$196,462
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	47,285	47,641	48,119
Plus: Effect of dilutive equity awards	465	451	377
Denominator for diluted income per share for both Class A and Class B	47,750	48,092	48,496
Net income per Class A Nonvoting Common Share:
Basic	$4.34	$3.97	$4.10
Diluted	$4.30	$3.94	$4.07
Net income per Class B Voting Common Share:
Basic	$4.33	$3.96	$4.08
Diluted	$4.29	$3.92	$4.05
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of Brady's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 4,617, 4,319, and 113,641 for the years ended July 31, 2026, 2025, and 2024, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2026 and July 31, 2025, according to the valuation techniques the Company used to determine their fair values.

	July 31, 2026	July 31, 2025	Fair Value Hierarchy
Assets:
Deferred compensation plan assets	$22,019	$19,998	Level 1
Liabilities:
Foreign exchange contracts	$84	$198	Level 2
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the years ended July 31, 2026 and July 31, 2025.
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows as of July 31, 2026 and 2025:

	July 31, 2026	July 31, 2025
Designated as cash flow hedges	$55,115	$53,542
Non-designated hedges	2,060	4,380
Total foreign exchange contracts	$57,175	$57,922

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the accompanying consolidated balance sheets. For these instruments, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. At July 31, 2026 and 2025, unrealized gains of $745 and unrealized losses $493 have been included in AOCI, respectively.
Net Investment Hedges
The Company has designated certain third party foreign currency denominated debt borrowed under its credit agreement as net investment hedges. These debt obligations, denominated in Euros and British Pounds, were designated as net investment hedges to hedge portions of the Company's net investment in its European operations. The Company’s foreign currency denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the consolidated statements of comprehensive income. As of July 31, 2026 and July 31, 2025, the cumulative balance recognized in accumulated other comprehensive income were losses of $3,105 and $2,753, respectively, on any outstanding foreign currency denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	July 31, 2026	July 31, 2025	July 31, 2024
Gains (losses) recognized in OCI:
Forward exchange contracts (cash flow hedges)	$1,709	$(963)	$517
Foreign currency denominated debt (net investment hedges)	(352)	(1,516)	509
Gains (losses) reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	474	(594)	2,221
Fair values of derivative and hedging instruments in the accompanying consolidated balance sheets were as follows:

	July 31, 2026			July 31, 2025
	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$—	$84	$—	$—	$197	$—
Foreign currency denominated debt (net investment hedges)	—	—	—	—	—	34,536
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	—	—	—	1	—
Total derivative instruments	$—	$84	$—	$—	$198	$34,536

15. Acquisitions
On August 4, 2025, the Company acquired all of the membership interest of Mecco for $18,919, net of cash acquired. The purchase price includes a cash payment of $17,416 and a holdback liability of $1,503. Based in Pittsburgh, Pennsylvania, Mecco specializes in industrial product marking and identification systems designed for a variety of applications and industries. The acquisition of Mecco complements the Company’s existing offering of direct part marking solutions and advances the Company’s strategy to provide customers with a variety of end-to-end direct part marking and specialty identification products. The acquisition was funded through cash on hand. The purchase price allocation was finalized in the fourth quarter of the year ended July 31, 2026. The purchase price allocation included goodwill of $3,165, intangible assets of $14,040, and net tangible assets of $1,714. The goodwill for this acquisition is assigned to the Americas & Asia segment and is deductible for tax purposes. The accompanying consolidated financial statements include the results of Mecco from the date of acquisition through July 31, 2026. Pro forma and other financial information are not presented for the Mecco acquisition because its impact on the Company’s results of operations and financial position is immaterial.
Fiscal 2025
On August 1, 2024, the Company acquired all of the outstanding shares of Gravotech. Headquartered in Lyon, France, Gravotech is a leader in the design, manufacture and distribution of innovative solutions for specialized engraving, marking and cutting, offering laser, mechanical engraving, scribing and dot peen capabilities across multiple industries. The acquisition of Gravotech expands the Company’s identification product offerings and research and development capabilities to include specialized direct part marking and engraving expertise. The acquisition was funded through cash on hand and borrowings under the Company’s previous credit agreement. Net sales and net loss attributable to Gravotech from the acquisition date through July 31, 2025 were $113,919 and $15,375, respectively. The net loss attributable to Gravotech was due to a non-recurring increase in cost of goods sold related to the fair value adjustment to inventory upon acquisition and amortization expense for intangible assets. The purchase price allocation was finalized in the fourth quarter of the year ended July 31, 2025. Measurement period adjustments did not have a material impact on the Company’s consolidated statements of income.
The purchase price allocation included goodwill of $66,178 of which $46,951 was assigned to the Americas & Asia segment and $19,227 was assigned to the Europe & Australia segment. The goodwill for this acquisition is not deductible for tax purposes.
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

The following table presents the unaudited pro forma operating results of the Company for the year ended July 31, 2024, reflecting the acquisition of Gravotech as if it had occurred at the beginning of fiscal year 2024. Unaudited pro forma operating results are not presented for the years ended July 31, 2026 and 2025, as the financial impact of the acquisition is fully reflected in the accompanying consolidated financial statements. The unaudited pro forma operating results for the year ended July 31, 2024 include Gravotech’s normal operating results and pro forma adjustments to include cumulative expenses, net of tax, for the non-recurring fair value adjustment to inventory, amortization expense for acquired intangible assets and interest expense on acquisition-related debt. The unaudited pro forma operating results for the year ended July 31, 2024 are presented for comparative purposes only and do not necessarily reflect future operating results or those that would have occurred had the acquisition been completed at the beginning of fiscal year 2024.

Year ended July 31, 2024
Net sales, pro forma	$1,457,537
Net income, pro forma	189,258
On October 1, 2024, the Company acquired all of the outstanding shares of AB&R for $14,827, net of cash acquired. Based in Phoenix, Arizona, AB&R provides integrated solutions for asset tracking, inventory management, and workflow optimization using advanced identification and tracking technologies, including barcoding, radio frequency identification (“RFID”) and Internet of Things (“IoT”)-based systems. The acquisition was funded through cash on hand and borrowings under the Company’s previous credit agreement. The purchase price allocation was finalized in the fourth quarter of the year ended July 31, 2025. The purchase price allocation included goodwill of $10,079, intangible assets of $4,600, and net tangible assets of $148. The goodwill for this acquisition is assigned to the Americas & Asia segment and is deductible for tax purposes.
On April 1, 2025, the Company acquired certain assets and liabilities representing the Microfluidic Solutions business unit of Funai Electric Co., Ltd., for $10,731. Headquartered in Lexington, Kentucky, with a manufacturing facility in Cebu, Philippines, Microfluidic Solutions specializes in the research, development and manufacturing of advanced inkjet microfluidic technologies. The acquisition was funded through cash on hand and borrowings under the Company’s previous credit agreement. The purchase price allocation was finalized in the fourth quarter of the year ended July 31, 2025. The purchase price allocation included property, plant and equipment of $13,315, inventories of $3,028, accounts payable of $1,111, and other liabilities of $3,903.
The accompanying consolidated financial statements include the results of AB&R and Microfluidic Solutions since the date of acquisition. Pro forma and other financial information are not presented for AB&R or Microfluidic Solutions because their impact on the Company’s results of operations and financial position is immaterial.
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

17. Subsequent Events
On August 3, 2026, the Company completed the acquisition of the PSS business through the purchase of all related equity interests. The acquisition includes PSS’s global manufacturing operations for integrated mobile computing, scanning, and printing, supported by its software solutions and service operations. The cash purchase price was $1.4 billion, subject to customary post-closing adjustments. The acquisition was funded through a combination of cash on hand, $800 million of borrowings under the Company’s $1.0 billion credit agreement, and proceeds from the $800 million private placement of senior notes described below. The excess proceeds were designated for general corporate purposes.
As of the issuance date of these consolidated financial statements, the initial accounting for the acquisition for the PSS business was incomplete. Due to the proximity of the acquisition date to the issuance date of these consolidated financial statements, the Company has not completed the valuation of the assets acquired and liabilities assumed and is therefore unable to disclose the preliminary purchase price allocation, including the amounts assigned to the major classes of assets acquired, liabilities assumed, goodwill, or the supplemental unaudited pro forma information. The financial results of the PSS business will be integrated into the Company’s consolidated financial statements starting from August 3, 2026 and will be included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2026.
On August 3, 2026, the Company completed a private placement of $250 million aggregate principal amount of 5.43% Senior Notes, Series A, due August 3, 2031 (the “Series A Notes”), $300 million aggregate principal amount of 5.65% Senior Notes, Series B, due August 3, 2033 (the “Series B Notes”), and $250 million aggregate principal amount of 5.90% Senior Notes, Series C, due August 3, 2036 (the “Series C Notes”) and, together with the Series A Notes and the Series B Notes, the “Senior Notes”), in each case pursuant to a Note Purchase Agreement with the purchasers party thereto. The Senior Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries. A portion of the proceeds of the Senior Notes were used to finance the PSS acquisition and related fees and expenses, with the remaining proceeds available for general corporate purposes.
On September 2, 2026, the Company announced an increase in the annual dividend to shareholders of the Company’s Class A Common Stock, from $0.98 to $1.00 per share. A quarterly dividend of $0.25 will be paid on October 30, 2026, to shareholders of record at the close of business on October 9, 2026. This dividend represents an increase of 2.0% and is the 41st consecutive annual increase in dividends.

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
With the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2026, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2026, the Company’s internal control over financial reporting is effective based on those criteria.
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
The Company’s internal control over financial reporting, as of July 31, 2026, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brady Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2026, of the Company and our report dated September 3, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 3, 2026

Item 9B. Other Information
During the three months ended July 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
Vineet Nargolwala	54	President, CEO and Director
Ann E. Thornton	44	CFO, CAO and Treasurer
Olivier Bojarski	47	President – Americas & Asia
Thomas F. DeBruine	59	Chief Operating Officer
Andrew T. Gorman	46	General Counsel and Secretary
Brett Wilms	52	President – EMEA & Australia
Patrick W. Allender	79	Director
David S. Bem	57	Director
Elizabeth P. Bruno	59	Director
Joanne Collins Smee	69	Director
Bradley C. Richardson	68	Director
Michelle E. Williams	65	Director
Vineet Nargolwala – Mr. Nargolwala was appointed President and CEO on June 8, 2026. Prior to Mr. Nargolwala’s appointment to the Company’s President and CEO, he was elected to the Board of Directors in 2022 and served as a member of the Management Development and Compensation and Technology Committees. Mr. Nargolwala served as President, Chief Executive Officer and Director of Allegro MicroSystems, Inc. from June 2022 to February 2025. Prior to joining Allegro, Mr. Nargolwala was with Sensata Technologies from 2013 to 2022, most recently serving as the Executive Vice President, Sensing Solutions, from March 2020 to June 2022. Before joining Sensata, he was with Honeywell International, Inc., in business strategy and leadership roles of increasing responsibility. Mr. Nargolwala has a bachelor’s degree in electrical engineering from Maharaja Sayajirao University, a master of science in electrical engineering from the University of Texas-Arlington and a master in business administration from Cornell University.
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
Patrick W. Allender – Mr. Allender was elected to the Board of Directors in 2007. He serves as a member of the Audit and Corporate Governance Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. He served as a director of Colfax Corporation from 2008 to 2022, when ESAB Corporation separated from Colfax Corporation. Mr. Allender previously served as a director of ESAB Corporation from 2022 to 2026. Mr. Allender previously served as a director of Diebold Nixdorf, Inc. from 2011 to 2020. He has a bachelor's degree in accounting from Loyola University Maryland and is a certified public accountant. Mr. Allender's strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.
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
Elizabeth P. Bruno, Ph.D – Dr. Bruno was elected to the Board of Directors in 2003. She serves as the Chair of the Corporate Governance Committee and is a member of the Management Development and Compensation, Return of Capital, and Technology Committees. Dr. Bruno is the President of the Brady Education Foundation. Dr. Bruno has a bachelor’s degree in psychology from the University of Rochester, a master of child clinical psychology degree from the University of North Carolina Chapel Hill and a doctorate in developmental psychology from the University of North Carolina Chapel Hill. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family's history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company's shareholders.
Joanne Collins Smee – Ms. Collins Smee was elected to the Board of Directors in 2022. She serves as Chair of the Management Development and Compensation Committee, and is a member of the Corporate Governance Committee. Ms. Collins Smee was the Executive Vice President and President, Americas, for Xerox Corporation and had been in this role from June 2022 until her retirement in 2023. She was also an Executive Vice President of Xerox Holdings Corporation during that same period. Previously, she was Chief Commercial, SMB and Channels Officer for Xerox from February 2020 to June 2022. Ms. Collins Smee joined Xerox in September 2018 as Senior Vice President and Chief Commercial Officer. Before Xerox, she led Technology Transformation Services for the U.S. Federal Government and spent more than two decades at IBM in global executive roles spanning client sales and delivery of technical products and services. Ms. Collins Smee has a bachelor’s degree of arts from Boston College, a master of business administration degree from New York University and a master of arts degree from Columbia University. Ms. Collins Smee’s extensive experience in high-technology global business and strong leadership skills provide the Board with important expertise in product and services innovation.
Bradley C. Richardson – Mr. Richardson was elected to the Board of Directors in 2007 and became Chairman of the Board in May 2021. He serves as the Chair of the Board of Directors, Chair of the Audit Committee and is a member of the Corporate

Governance, Management Development and Compensation, and Return of Capital Committees. He served as the Executive Vice President and CFO of Avient Corporation from 2013 through 2020. He previously served as the Executive Vice President and CFO of Diebold, Inc. and as Executive Vice President Corporate Strategy and CFO of Modine Manufacturing. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles with assignments in the United States, Canada, South America and the United Kingdom. Mr. Richardson has served on the boards of Modine Manufacturing and Tronox, Inc. In 2023, Mr. Richardson was elected to the Board of Directors of Virco Mfg. Corporation. Mr. Richardson has a bachelor’s degree in finance and economics from Miami University and a master of business administration in accounting and finance from Indiana University. He brings to the Company extensive knowledge and global experience in the areas of operations, strategy, accounting, tax accounting and finance, which are areas of critical importance to the Company as a global company.
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
The Board believes that its current leadership structure enhances the Board’s oversight of, and independence from, Company management; the ability of the Board to carry out its roles and responsibilities on behalf of the Company’s shareholders; and the Company’s overall corporate governance.
Risk Oversight - The Board oversees the Company’s risk management processes directly and through its committees. In general, the Board oversees the management of risks inherent in the operation of the Company’s businesses, the implementation of its strategic plan, its acquisition and capital allocation program and its organizational structure. Each of the Board’s committees also oversees the management of Company risks that fall within the respective committee’s areas of responsibility. Specifically, cybersecurity is a critical part of risk management for the Company. The Audit Committee is aware of the rapidly evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection, and mitigation of the effects of any such incidents on the Company. The Company’s management is responsible for reporting significant risks to executive management as a part of the disclosure process. The significance of the risk is assessed by executive management and escalated to the respective Board committee or the Board of Directors as deemed appropriate. The Company reviews its risk assessment with the Audit Committee annually.
Audit Committee Financial Expert - The Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Allender, member of the Audit Committee and Richardson, Chair of the Audit Committee, are financial experts under the rules of the SEC and financially literate and independent under the rules of the NYSE.
Director Independence - A majority of the directors must meet the criteria for independence established by the Board in accordance with the rules of the NYSE. In determining the independence of a director, the Board must find that a director has no relationship that may interfere with the exercise of his or her independence from management and the Company. In undertaking this determination with respect to the Company’s directors other than Mr. Nargolwala, President and CEO, and Mr. Shaller (the Company’s former President and CEO), the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s directors by their employers was not linked in any way to the commercial relationships their employers had with the Company. After consideration of these factors, the Board concluded that the commercial relationships were not material and did not prevent the Company’s directors from being considered independent. Based on application of the NYSE independence criteria, all directors, with the exception of Messrs. Nargolwala and Shaller, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.
Meetings of Non-management Directors - The non-management directors of the Board regularly meet without any members of management present. The Chair of the Board, Mr. Richardson, is the presiding director at these sessions. In fiscal 2026, executive sessions were conducted at all regularly scheduled Board meetings. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-877-781-9309.
Audit Committee Members - The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Allender, Bem and Richardson (Chair). Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE.
Code of Ethics - The Company has a code of ethics. This code of ethics applies to all of the Company’s employees, officers and directors. The code of ethics can be viewed at the Company’s corporate website, www.bradyid.com, or may be obtained in print by any person, without charge, by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201, or by contacting investor@bradycorp.com. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its website.
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
Corporate Governance Guidelines - Brady’s Corporate Governance Principles, as well as the charters of the Audit, Corporate Governance and Management Development and Compensation Committees, are available on the Company's Corporate website, www.bradyid.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201 or by contacting investor@bradycorp.com.
Director Qualifications - Brady’s Corporate Governance Committee reviews the individual skills and characteristics of the directors, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, age, skills, expertise, and industry backgrounds in the context of the needs of the Board and the Company. The Corporate Governance Committee seeks a broad range of perspectives and considers both the personal characteristics and experience of directors and prospective nominees to the Board so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company’s businesses. The Board does not discriminate on the basis of race, national origin, gender, religion, disability, or sexual orientation in selecting director candidates.
DELINQUENT SECTION 16(a) REPORTS
To the Company’s knowledge, based solely on a review of the Section 16(a) filings and written representations that no other reports were required, during the fiscal year ended July 31, 2026, all Section 16(a) filing requirements were complied with applicable to the Company’s officers, directors and greater than 10 percent beneficial owners.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Our Compensation Discussion and Analysis describes the Company’s executive compensation pay-for-performance philosophy and practices, the elements of our executive compensation programs, and the compensation decisions the Management Development and Compensation Committee (the “Committee”) has made under those programs and the factors considered in making those decisions. The Compensation Discussion and Analysis also analyzes the total compensation of Brady’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and the three other most highly compensated executive officers that were serving as executive officers as of July 31, 2026. Brady’s former President, Chief Executive Officer and Director who retired from Brady effective June 8, 2026 is also included in this Compensation Discussion and Analysis due to his service as our principal executive officer for a portion of fiscal year 2026.
For fiscal 2026, the following named executive officers’ (the “NEOs”) compensation is disclosed and discussed in this section:
•Vineet Nargolwala, President and Chief Executive Officer (effective June 8, 2026) and Director;
•Ann E. Thornton, Chief Financial Officer, Chief Accounting Officer and Treasurer;
•Olivier Bojarski, President - Americas & Asia;
•Thomas F. DeBruine, Chief Operating Officer; and
•Andrew T. Gorman, General Counsel and Secretary.
•Russell R. Shaller, Former President, Chief Executive Officer and Director (retired on June 8, 2026);
Retirement of Russell R. Shaller: Mr. Shaller retired as the Company’s President, Chief Executive Officer, effective June 8, 2026. In connection with his retirement, Mr. Shaller also resigned from his position on the Board of Directors of the Company as of June 8, 2026. Mr. Shaller remained employed by the Company until August 1, 2026, during which time he was available in a consultative position to assist with respect to the transition. The Company entered into a written agreement with Mr. Shaller in connection with his retirement that provided for payment of his salary and benefits through August 1, 2026, payment of 100% of his fiscal 2026 annual target cash bonus, and vesting of all of his outstanding performance restricted stock unit awards to the extent the performance goals in effect for such awards are achieved, with vesting to be provided on a full, unadjusted basis.
Appointment of Vineet Nargolwala: The Board of Directors appointed Vineet Nargolwala as President and Chief Executive Officer of the Company, effective June 8, 2026. Prior to June 8, Mr. Nargolwala served on the Company’s Board of Directors.
Executive Summary
Fiscal 2026 Business Highlights
Refer to Item 1 “General Development of Business” for a business overview and key initiatives during fiscal 2026. Highlights for fiscal 2026 include:
•Entered into an equity purchase agreement to acquire PSS. The combination of our portfolios reflects an industrial technology leader with capabilities across identification, safety, connectivity, and intelligent workflow solutions.
•Investments in R&D increased 17.7% to $94.0 million in fiscal 2026 compared to $79.9 million in fiscal 2025, demonstrating the Company’s continued focus on innovation.
•Net sales were $1,661.6 million in fiscal 2026 compared to $1,513.6 million in fiscal 2025, an increase of 9.8%. Organic sales increased 5.3%, acquisitions increased sales by 2.2% and foreign currency translation increased sales 2.3%.
Refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of fiscal 2026 results.
Fiscal 2026 Executive Summary
For fiscal 2026, the Board of Directors approved a 5.9% increase in base salary for Mr. Shaller (the Company’s former President and CEO). In addition, Mr. Shaller recommended and the Committee approved increases in base salary for Ms. Thornton and Messrs. Bojarski, DeBruine, and Gorman. All increases were made to recognize the performance, current scope of responsibilities and peer company data for each executive. On June 8, 2026, the Board of Directors appointed Vineet Nargolwala as President and Chief Executive Officer of the Company. As part of his appointment, the Board of Directors approved a $1,000,000 base salary for Mr. Nargolwala, as well as additional equity grants as described in the Summary Compensation Table.
The Company’s fiscal 2026 annual equity grants consisted of 50% time-based restricted stock units (“RSUs”) and 50% performance-based restricted stock units (“PRSUs”) to align executive compensation with the creation of long-term shareholder value. The RSUs vest equally over three years and are intended to facilitate retention and align with the creation of long-term shareholder value. The PRSUs reinforce the Company’s pay-for-performance philosophy because award payout increases and decreases based on Company performance. Specifically, the PRSU awards granted in fiscal 2026 will vest based on achievement of performance conditions relating to Company revenue and diluted earnings per share (“EPS”) targets as set forth in the below table:

Performance Period	Weighting
August 1, 2025 through July 31, 2026	25%
August 1, 2026 through July 31, 2027	25%
August 1, 2027 through July 31, 2028	25%
August 1, 2025 through July 31, 2028	25%
Payout opportunities will range from 0% to 200% of the target award at the end of the three-year performance period.
Executive Compensation Practices
As part of the Company’s pay-for-performance philosophy, the Company’s compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	A significant portion of each NEO’s total compensation opportunity is tied to Company performance, which is intended to drive shareholder value.

Ownership Requirements
The Company believes that the interests of shareholders and executives are aligned when executives are shareholders in possession of a meaningful amount of Company stock. Furthermore, stock ownership requirements encourage positive performance behaviors and discourage executive officers from taking excessive risk. In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company’s stock, stock ownership requirements have been established and are equal to a specified multiple of the executive officer's base salary. Our NEOs are expected to obtain the required ownership levels within five years of becoming an executive officer. Refer to the heading “Stock Ownership Requirements” for further discussion of the stock ownership requirements established for each NEO and the actions that the Company may take when an executive is not in compliance with his or her respective stock ownership requirement.

Clawback Provisions	We maintain the Brady Corporation Incentive Recovery Policy, which requires the Company to recover the amount of erroneously awarded incentive-based compensation received by certain covered officers, including the NEOs, in the event of certain accounting restatements. The Incentive Recovery Policy satisfies NYSE listing requirements implementing SEC rules adopted under the Dodd-Frank Wall Street and Consumer Protection Act and applies to incentive-based compensation received on or after the effective date required by the listing requirements. The Incentive Recovery Policy is filed as Exhibit 97 to this Annual Report on Form 10-K and incorporated by reference.

In addition to the Incentive Recovery Policy, there is a recoupment policy under which incentive compensation payments and/or awards may be recouped by the Company if such payments and/or awards were based on erroneous results. The recoupment policy applies to executive officers and other key executives who participate in any of the Company’s incentive plans and i) have engaged in intentional misconduct that results in a material inaccuracy in the Company’s financial statements, ii) have engaged in fraudulent or other willful and deliberate conduct that is detrimental to the Company or iii) there is a material, negative revision of a performance measure for which incentive compensation was paid or awarded. Under the recoupment policy, the Committee may take a variety of actions including, among others, seeking repayment of incentive compensation (cash and/or equity) that is greater than what would have been awarded if the compensation had been based on accurate results and the forfeiture of incentive compensation. As this policy suggests, the Committee believes that any incentive compensation should be based only on accurate and reliable financial and operational information, and, thus, any inappropriately paid incentive compensation should be returned to the Company for the benefit of shareholders. The Committee believes that this recoupment policy enhances the Company’s compensation risk mitigation efforts.

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

Insider Trading and Anti-Hedging Policy	Our Insider Trading Policy prohibits executive officers from trading during certain periods each quarter until after we publicly disclose our financial and operating results. We may impose additional restricted trading periods at any time if we believe trading by executives would be inappropriate because of developments that are, or could be, material and which have not been publicly disclosed. The Insider Trading Policy also prohibits the pledging of Company stock as collateral for loans, holding Company securities in a margin account by officers, directors or employees, and the hedging of Company securities.

Annual Risk Reviews	The Company conducts an annual compensation-related risk review and presents findings and suggested risk mitigation actions to both the Audit and Management Development and Compensation Committees.

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Payments	The maximum cash severance benefit for Messrs. Nargolwala, Bojarski, DeBruine, Gorman and Shaller and Ms. Thornton is equal to two times their base salary and two times their target annual cash incentive in the year in which the termination occurs. In the event of a change of control, unexercised stock options become fully exercisable or, if canceled, each named executive officer shall be given cash or stock equal to the in-the-money value of the canceled stock options. In the event of a change of control, PRSUs and RSUs become fully vested at target.

No Reloads, Repricing, or Options Issued at a Discount	Stock options issued are not repriced, replaced, or regranted through cancellation or by lowering the option price of a previously granted option.

Policies and Practices Relating to the Timing of Equity Awards	We generally grant annual equity-based awards during the first quarter of our fiscal year based on the Committee’s approval of the awards, although such timing may change from year to year. The Committee also may consider and approve interim or mid-year grants, or grants made on another basis, from time to time based on business needs, changing compensation practices or other factors, in the discretion of the Committee. The Committee does not take into account material nonpublic information in determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
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
Determining Compensation
Management Development & Compensation Committee’s Role
The Committee is responsible for fulfilling the following responsibilities and duties:
•Review, approve and monitor the compensation of the Company’s CEO and executive officers
•Review and approve corporate goals and objectives relevant to the CEO and executive officers and evaluate CEO and executive officer performance in light of those goals and objectives
•Review and approve executive compensation, benefits, policies and strategies to support corporate objectives
•Oversee the development process for executives and review development plans of key executives
•Evaluate compensation programs, policies and practices for potential risk and to ensure they do not foster excessive risk taking
•Administer the Company’s equity incentive plans
•Consult with management regarding executive compensation
On an annual basis with respect to executive officers, the Committee approves base salary adjustments, long-term equity incentive awards, the annual cash incentives paid for the achievement of performance metrics in the prior fiscal year and the annual cash incentive performance targets for the upcoming fiscal year. In addition, the Committee annually reviews a summary of the elements of compensation for each executive officer in order to evaluate, among other items, how a potential change to an element of our compensation program would affect the respective executive officer’s overall compensation. When a new executive officer is hired, the Committee is involved in reviewing and approving base salary, annual incentive target, sign-on incentives, annual equity awards, and other aspects of the executive’s compensation.

Consultant’s Role
The Committee has historically utilized the services of an executive compensation consulting firm to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation programs. In fiscal 2026, the Committee utilized the services of Pearl Meyer as their compensation consultant, which was determined to be independent by the Corporate Governance Committee. In fiscal 2026, the compensation consultant completed an analysis of the Company’s current compensation peer group, reviewed the Company’s short-term and long-term incentive framework relative to market trends and the Company’s strategy and objectives, completed a peer group review of CEO annual total compensation, presented to the Board of Directors any significant regulatory changes and executive compensation trends, and worked on ad hoc compensation-related requests from the Management Development & Compensation Committee throughout the year.
Management’s Role
To aid in determining compensation for fiscal 2026, management obtained compensation data on peer group executive officer compensation through a subscription with Equilar, Inc. and published survey data from various third parties. Our former CEO, Mr. Shaller, used this data to make recommendations to the Committee concerning compensation for each executive officer other than himself. Mr. Shaller made no recommendation with respect to his own compensation. In setting compensation for each executive officer, the Committee takes into consideration these recommendations, along with Company results during the fiscal year, the level of responsibility and demonstrated leadership capability, third-party market compensation data, and the results of annual performance reviews which, for our CEO, included a self-assessment and feedback from his direct reports and each member of the Board of Directors. The Committee also took into consideration the recommendations of Pearl Meyer with respect to compensation elements for the CEO. Mr. Shaller did not attend the portion of any meeting during which the Committee discussed matters related specifically to his compensation.
Elements of Compensation
Our total compensation program includes five elements: base salary, annual cash incentives, long-term equity incentives, employee benefits, and perquisites. We use these elements of compensation to attract, retain, motivate, develop and reward our executives.
Our compensation philosophy is to allocate a significant portion of total compensation to long-term compensation (equity incentive awards) in order to align the achievement of performance goals for our executives with shareholder interests. For fiscal 2026, equity incentive awards comprised 70% of Mr. Nargolwala’s annualized total target compensation in his role as President, Chief Executive Officer and Director of the Company. For our other NEOs, excluding Mr. Shaller, equity incentive awards comprised an average of 50% of their total target compensation.

In general, we target each NEO’s total of base salary, annual cash incentive, and long-term equity incentive compensation elements to be at or near the market median (50th percentile) with an opportunity for above market median pay (generally up to the 75th percentile) if performance goals for annual and long-term incentives are achieved above target. Our compensation structure is balanced by the payment of below market median compensation to our NEOs when actual financial results or individual performance do not meet expected results. The following table describes the purpose of each compensation element and how that element is related to our pay-for-performance approach:

Compensation Element	Purpose	Performance Alignment
Base salary	A fixed level of income used to attract and retain executives by compensating for the primary functions and responsibilities of the position.	Base salary increase depends upon individual performance, job proficiency and market competitiveness.

Annual cash incentive award	To attract, retain, motivate and reward executives for achieving or exceeding annual performance goals at total Company and division levels.	Financial performance and individual performance of each executive determines the amount of the respective executive’s annual cash incentive award.

Annual long-term equity incentive awards: RSUs and PRSUs	To attract, retain, motivate and reward executives for the successful creation of long-term shareholder value.	An assessment of executive leadership, experience and expected future contribution, combined with market data, are used to determine the amount of equity granted to each executive.

RSUs are intended to facilitate retention and to align executives with the creation of long-term shareholder value.

PRSUs are intended to align executives with long-term financial goals and the creation of long-term shareholder value.
Benchmarking Total Compensation
The Committee uses peer group data to assess the reasonableness and competitiveness of several elements of compensation, including base salaries, annual cash incentives, and long-term equity awards of positions similar to those of our NEOs. The guiding principles of the Company’s peer group company selection process includes considerations for company size and scope, industry focus, operational scope, product and workforce. The following 20 companies were included in the fiscal 2026 total compensation analysis conducted using publicly available data:

Albany International Corp.	Federal Signal Corporation	MSA Safety Incorporated
Allegion plc	Franklin Electric Co., Inc.	Nordson Corporation
Cimpress plc	Graco Inc.	ScanSource, Inc.
Cognex Corporation	Helios Technologies, Inc.	Tennant Company
Crane NXT, Co.	IDEX Corporation	TriMas Corporation
Enpro Inc.	Kadant Inc.	Watts Water Technologies, Inc.
ESCO Technologies Inc.	Methode Electronics, Inc.

Fiscal 2026 Named Executive Officer Compensation
Base Salaries
The table below reflects the base salary for each NEO in effect at the end of each fiscal year.

Named Executive Officer	July 31, 2026	July 31, 2025	Percentage Change
Vineet Nargolwala (1)	$1,000,000	$—	—%
Ann E. Thornton	540,000	515,000	4.9%
Olivier Bojarski	510,000	490,000	4.1%
Thomas F. DeBruine	462,000	450,000	2.7%
Andrew T. Gorman	400,000	375,000	6.7%
Russell R. Shaller (2)	1,085,000	1,025,000	5.9%
(1)In connection with his appointment to CEO, Mr. Nargolwala received a base salary of $1,000,000.
(2)Mr. Shaller retired as President, Chief Executive Officer and Director of the Company, effective June 8, 2026.
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

Management and the Committee annually evaluate the performance metrics of the cash incentive award program, and concluded that the elements of the fiscal 2026 plan represent critical elements of the Company’s performance that when combined, are designed to result in sustainable long-term sales and profit growth. Set forth below is a description of the fiscal 2026 financial performance metrics for the annual cash incentive plan:

Performance Metric	Definition	Weighting	NEO
Total sales	Total sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	35%	Messrs. Nargolwala, DeBruine, Gorman, Shaller and Ms. Thornton

Total income before income taxes	Total income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, current year acquisitions or divestitures, and other adjustments approved by the Committee. In fiscal 2026, other adjustments include facility closure and other reorganization costs.	65%	Messrs. Nargolwala, DeBruine, Gorman, Shaller and Ms. Thornton

Division sales	Division sales is measured as division net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	25%	Mr. Bojarski

Division operating income	Division operating income is measured as division net sales less cost of goods sold, selling expenses, research and development expenses, and administrative expenses calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, current year acquisitions or divestitures, and other adjustments approved by the Committee. In fiscal 2026, other adjustments include facility closure and other reorganization costs.	45%	Mr. Bojarski

Total sales	Total sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures.	10%	Mr. Bojarski

Total income before income taxes	Total income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and any current year acquisitions or divestitures, current year acquisitions or divestitures, and other adjustments approved by the Committee. In fiscal 2026, other adjustments include facility closure and other reorganization costs.	20%	Mr. Bojarski
The funding level of the fiscal 2026 annual cash incentive plan was determined based on the level of achievement of the annual sales and profit metrics described above compared to stated thresholds that were established at the beginning of the fiscal year. These thresholds are set forth in the tables below for each NEO. The annual cash incentive plan also includes a minimum profit threshold that must be exceeded in order for any cash incentive amount to be funded, regardless of the achievement of revenue. In addition, plan participants must be employed on the payment date to receive the payout of their annual incentive award.
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
The Company’s rating system consists of five performance level ranges that are applied to the available annual cash incentive that is earned and payable based upon the NEO’s contribution to the fiscal year objectives and their individual annual goals: Unsatisfactory - 0%; Needs Improvement - 50%; Fully Meets Objectives - 75% to 110%; Exceeds Objectives - 95% to 125%; and Outstanding - 120% to 150%. The annual cash incentive target is calculated as a percentage of the NEO’s eligible compensation, which is defined as base salary paid during the fiscal year. The achievement of the financial performance metrics defined in the table above is applied to this target for each NEO, and their individual performance rating is then applied, resulting in the annual cash incentive award. The following sections detail this calculation for each NEO.

Messrs. Nargolwala, DeBruine and Gorman and Ms. Thornton
The cash incentive payable to Mr. Nargolwala for the period that he served as CEO during fiscal 2026 and to Messrs. Shaller, DeBruine and Gorman and Ms. Thornton for all of fiscal 2026 was based on total sales and income before income taxes. For fiscal 2026, an annual cash incentive was funded for the achievement of total sales and income before income taxes. The multiplier for individual performance was applied to the two components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual cash incentive award earned for Messrs. Nargolwala, Shaller, DeBruine and Gorman and Ms. Thornton were as follows:

				Fiscal 2026 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Sales (35%)(millions)	$1,505.5	$1,584.8	$1,652.1 or more		$1,611.2	139%
Income Before Income Taxes (65%)(millions)	$251.3	$279.4	$301.9 or more		$298.9	187%
Individual Performance Multiplier	0%	100%	150%			Varies
Fiscal 2026 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
V. Nargolwala(1)	0%	125%	375%	170%	213%	$245,192
R.R. Shaller(2)	0%	120%	360%	170%	204%	$2,189,862
A.E. Thornton	0%	70%	210%	170%	119%	$636,879
T.F. DeBruine	0%	60%	180%	204%	122%	$562,663
A.T. Gorman	0%	60%	180%	221%	133%	$524,025
(1)As noted above, Mr. Nargolwala was appointed President and Chief Executive Officer of the Company, effective June 8, 2026. This calculation is based upon salary paid to Mr. Nargolwala from June 8, 2026 to July 31, 2026.
(2)Mr. Shaller retired as President, Chief Executive Officer and Director of the Company, effective June 8, 2026. As provided in Mr. Shaller’s retirement agreement, he will be entitled to receive the annual cash bonus earned for the Company’s 2026 fiscal year, based on the level of achievement of the performance goals in effect for such bonus, subject to an individual performance multiplier of 100%.
Mr. Nargolwala’s individual performance multiplier for his role as CEO was the result of his contribution to the below fiscal year objective and individual annual goal as follows:
•Strategy - Objective focused on establishing the strategic direction for the total company in order to drive long-term sales growth. Provided the Company with strategic continuity leading to the close of the PSS acquisition.
After a review of Mr. Nargolwala’s performance, the Committee determined that Mr. Nargolwala’s resulting performance level was 100% for his individual performance multiplier.
Ms. Thornton’s individual performance multiplier for her role as CFO was the result of her contribution to several fiscal year objectives and individual annual goals as follows:
•Cash flow - Objective focused on delivering strong cash flow in relation to net income. The company’s net cash provided by operating activities increased from $181.2 million in fiscal 2025 to $244.1 million in fiscal 2026. The Company’s cash flow from operating activities as a percentage of net income was 95.7% in fiscal 2025 compared to 118.9% in fiscal 2026.
•Income before income taxes - Objective focused on improving income before income taxes while making the investments for sustainable long-term organic sales growth. In fiscal 2026, the Company exceeded its income before income taxes target, while increasing investments in R&D by 17.7% and integrating three previous acquisitions to support sustainable long-term organic sales growth.
•Selling, general and administrative expenses - Objective focused on reducing selling, general and administrative expenses throughout the Company, with a specific focus on reducing general and administrative expenses in a sustainable manner while continuing to invest in sales-generating resources. As a percentage of net sales, SG&A expenses increased from 29.4% in fiscal 2025 to 30.2% in fiscal 2026 primarily due to non-recurring acquisition related costs.

After a review of Ms. Thornton’s performance, the Committee determined that Ms. Thornton’s resulting performance level was 100% for her individual performance multiplier.
Mr. DeBruine’s individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Technology - Objective focused on leading the integration of AI and other advanced technologies into company processes to enhance efficiency, optimize existing tools, and drive innovation across all operational areas.
•Facilities - Objective focused on overseeing all aspects of physical location management, including site selection, site closures and facility ownership or lease rationalization, to ensure optimal operational efficiency and continuity.
•ESG - Objective focused on fostering a culture of sustainability, integrating ESG considerations into daily operations, with a focus on reducing waste.
After a review of Mr. DeBruine’s performance, the Committee determined that Mr. DeBruine’s resulting performance level was 120% for his individual performance multiplier.
Mr. Gorman’s individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•Transaction execution - Objective focused on leading the legal strategy, negotiation, and execution of the definitive purchase agreement for the acquisition of PSS.
•Compliance - Objective focused on ensuring continued compliance with domestic and international laws and regulations, as well as maintaining internal compliance programs.
•Legal structure simplification - Objective focused on simplifying the Company’s legal entity structure following the acquisitions completed during fiscal 2025.
After a review of Mr. Gorman’s performance, the Committee determined that Mr. Gorman’s resulting performance level was 130% for his individual performance multiplier.
Mr. Bojarski
The cash incentive payable to Mr. Bojarski for fiscal 2026 was based on achievement of Americas & Asia segment sales and operating income. For fiscal 2026, a cash incentive was funded for the achievement of the Americas & Asia segment sales and operating income, as well as total company sales and total company income before income taxes based upon the achievement of the financial targets established at the beginning of the fiscal year. The multiplier for individual performance was applied to the achievement of these components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual payout amounts for Mr. Bojarski were as follows:

				Fiscal 2026 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Americas & Asia Division Sales (25%)(millions)	$987.1	$1,039.1	$1,083.2 or more		$1,068.8	167%
Americas & Asia Division Operating Income (45%)(millions)	$238.7	$260.7	$281.7 or more		$283.4	200%
Total Company Sales (10%)(millions)	$1,505.5	$1,584.8	$1,652.1 or more		$1,611.2	139%
Total Company Income Before Income Taxes (20%)(millions)	$251.3	$279.4	$301.9 or more		$298.9	187%
Individual Performance Multiplier	0%	100%	150%			140%
Fiscal 2026 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
O. Bojarski	0%	75%	225%	256%	192%	$972,574

Mr. Bojarski’s individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals in his role as President - Americas & Asia as follows:
•Americas & Asia segment profit - Objective focused on improving segment profit in the Americas & Asia segment while making the investments for sustainable long-term organic sales growth. In fiscal 2026, segment profit in the Americas & Asia segment was $256.6 million, an improvement of 22.3% over the prior year.
•Americas & Asia organic sales growth - Objective focused on delivering organic sales growth in the Americas & Asia segment. Organic sales within the Americas & Asia segment increased by 7.5% in fiscal 2026.
•Cross-portfolio expansion - Objective focused on developing comprehensive, cross-portfolio deployments to maximize customer experience and engagement. Advanced this objective by strengthening product development processes, supporting growth in the new product pipeline, and working to deliver products to market in a timely and cost-effective manner.
After a review of Mr. Bojarski’s performance, the Committee determined that Mr. Bojarski’s resulting performance level was 140% for his individual performance multiplier as President - Americas & Asia.

Long-Term Equity Incentive Awards
For fiscal 2026, the Committee reviewed historical award sizes and median levels of equity awarded to similar positions at our peer companies and other relevant market data. The Committee then approved the fiscal 2026 awards consisting of a combination of RSUs and PRSUs to align executive compensation with the creation of long-term shareholder value. The Committee uses its discretion in combination with peer group data, analysis of actual pay and performance, and advice from its independent compensation consultant to determine the size and type of equity awards granted to the CEO. For all other executives, the Committee also considers the input from the CEO when determining the size and type of annual equity awards.
RSUs: RSUs generally vest one-third annually for three years. The Committee has the ability to vary the vesting schedule for new RSU grants in accordance with the terms of the plan. All RSUs are granted following the Committee’s approval, with a fair value equal to the average of the high and low stock price on the grant date.
PRSUs: PRSUs granted in fiscal 2026 include two vesting criteria: 50% of the shares vest based on diluted EPS targets, and 50% of the shares vest based on revenue performance. Each of these metrics is based on achievement over four separate performance periods as discussed in the Executive Summary. The diluted EPS performance measure aligns executive compensation with the creation of long-term shareholder value. If threshold performance is not achieved for a particular performance period, then no award will vest relative to that performance period. PRSUs will vest between 0% and 200% of target depending on the relative three-year achievement of revenue and diluted EPS growth goals over the respective performance periods.
No dividends are paid or accrued on the RSUs or PRSUs prior to the issuance of shares.
The following is a summary of long-term equity incentive awards granted to the Company’s NEOs during fiscal 2026:

Named Officers	Total Grant Date Fair Value	PRSUs (at target) Grant Date Fair Value	RSUs Grant Date Fair Value
V. Nargolwala	$5,200,069	$—	$5,200,069
A.E. Thornton	850,096	425,048	425,048
O. Bojarski	2,100,035	425,049	1,674,986
T.F. DeBruine	575,064	287,504	287,560
A.T. Gorman	400,057	200,039	200,018
R.R. Shaller	5,250,069	2,625,060	2,625,009
(1)Upon his appointment as President and Chief Executive Officer on June 8, 2026, Mr. Nargolwala was awarded $3,200,000 of RSUs that vests ratably over three years. In addition, Mr. Nargolwala was awarded a $2,000,000 one-time matching RSU award with a grant date of June 10, 2026. The one-time matching RSU award vests ratably over two years. Vesting is accelerated in the event of death, disability, or termination following a change of control for both awards.

PRSUs Earned for the Fiscal 2024 - 2026 Performance Period
The table below outlines the performance metrics, performance levels and actual performance achievement for the fiscal 2024 - 2026 PRSU cycle for the compound annual growth rate (“CAGR”) metrics for revenue and EPS:

Revenue Performance Measure (1)
Performance Period	Weight	Performance Metric	Threshold (25%)	Target (100%)	Maximum (200%)	Actual Performance	% Payout Achieved
August 1, 2023 - July 31, 2024	25%	Year 1 CAGR	(1.2)%	4.0%	11.3%	2.9%	84%
August 1, 2024 - July 31, 2025	25%	Year 2 CAGR	1.4%	4.0%	7.6%	7.9%	200%
August 1, 2025 - July 31, 2026	25%	Year 3 CAGR	5.2%	7.0%	9.4%	8.5%	163%
August 1, 2023 - July 31, 2026	25%	Total Growth	5.9%	11.5%	19.3%	15.7%	154%
Total Payout Achieved							150%

EPS Performance Measure
Performance Period	Weight	Performance Metric	Threshold (25%)	Target (100%)	Maximum (200%)	Actual Performance	% Payout Achieved
August 1, 2023 - July 31, 2024	25%	Year 1 CAGR	(2.3)%	5.0%	15.8%	18.8%	200%
August 1, 2024 - July 31, 2025	25%	Year 2 CAGR	1.3%	5.0%	10.1%	12.5%	200%
August 1, 2025 - July 31, 2026	25%	Year 3 CAGR	2.5%	5.0%	8.4%	13.4%	200%
August 1, 2023 - July 31, 2026	25%	Total Growth	2.6%	10.3%	21.5%	30.4%	200%
Total Payout Achieved							200%
(1)The revenue target performance measure has been adjusted to reflect significant acquisitions at the discretion of the Board. The target performance has been adjusted for performance periods following the year of acquisition using the Company’s target performance CAGR of 4%.
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
Executives are eligible to participate in the Brady Restoration Plan, which is a non-qualified deferred compensation plan that allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for executives’ income exceeding the IRS limits of participation in a qualified 401(k) plan.
Perquisites: Brady generally provides executives with the following perquisites:
•Financial planning and tax preparation;
•Company car or car allowance;
•Physical examination;
•Long-term care insurance; and
•Personal liability insurance.

Stock Ownership Requirements
In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company’s stock, stock ownership requirements have been established.
The Board of Directors has established the following stock ownership requirements for our NEOs:

V. Nargolwala	5 times base salary
A.E. Thornton	3 times base salary
O. Bojarski	3 times base salary
T.F. DeBruine	3 times base salary
A.T. Gorman	2 times base salary
R.R. Shaller	5 times base salary
Our NEOs are expected to meet their ownership requirement within five years of becoming an executive officer and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of an equity award, until such time as they meet the requirements. All NEOs were in compliance with their respective ownership requirements as of July 31, 2026 or had additional time to meet the requirement. If an executive does not meet his or her ownership requirement within five years, the Committee may direct that the executive’s after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock in order to satisfy the executive’s ownership requirement.
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
Insider Trading and Anti-Hedging Policy
The Company’s Insider Trading Policy prohibits hedging and other monetization transactions in Company securities by officers, directors and employees. The prohibition of hedging transactions includes financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. The Insider Trading Policy also prohibits the pledging of Company stock as collateral for loans or holding Company securities in a margin account by officers, directors or employees.

Employment and Change of Control Agreements
Employment Agreements and Offer Letters
In connection with his appointment as Chief Executive Officer, the Company entered into an employment offer letter dated June 7, 2026 with Mr. Nargolwala. The offer letter provided that Mr. Nargolwala will receive an annual base salary of $1,000,000, subject to periodic review and adjustment. The offer letter also provided that he will participate in the Company’s annual cash incentive plan in fiscal 2026, with a targeted annual incentive opportunity of 125% of base salary, effective June 8, 2026. The offer letter further provided that Mr. Nargolwala receive an annual stock incentive award with a grant date value of $6,400,000. Of this amount, $3,200,000 of his fiscal 2027 annual stock incentive award consisted of RSUs that vest ratably over three years, with a grant date of June 8, 2026.
Also pursuant to the terms of the offer letter, Mr. Nargolwala was eligible to purchase shares of the Company’s Class A common stock, subject to compliance with federal securities laws and the Company’s Insider Trading Policy. Upon such purchase, the Company would grant him, as soon as practicable, an RSU award equal to two times the total purchase price, up to an aggregate maximum grant value of $2,000,000. Mr. Nargolwala purchased $1,000,000 worth of shares on June 10, 2026, and received an RSU award of $2,000,000 that vests ratably over two years with a grant date of June 10, 2026. Furthermore, if Mr. Nargolwala’s employment is terminated by the Company without cause or he resigns for good reason, he will be entitled to a severance benefit equal to two times the sum of his base salary and target bonus, payable in monthly installments over a 24-month period. The Company also entered into a change of control agreement with Mr. Nargolwala. Under the terms of the change of control agreement, in the event of a qualifying termination within 24 months following a change of control, Mr. Nargolwala will receive two times his annual base salary, two times his target bonus, and the amount of his target bonus prorated based on when the termination occurs.
Change of Control Agreements
On September 16, 2025, the Company entered into a change of control agreement with Mr. Gorman, which replaced and superseded the previous change of control agreement between the Company and Mr. Gorman, dated April 6, 2020. The Agreement was approved by the Management Development and Compensation Committee of the Board of Directors to align with the terms of similar agreements with the Company’s other named executive officers. Under the Agreement, Mr. Gorman will receive two times his annual base salary and two times his target bonus in the event of a qualifying termination within 24 months following a change of control.
The Board of Directors previously approved change of control agreements for all other NEOs of the Company. The agreements provide for a payment of two times their annual base salary and two times their target bonus prior to the date the change of control occurs, in the event of termination or resignation for good cause upon a change of control. All of the NEO’s agreements provide for up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be made over two years.
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
Non-Compete/Non-Solicitation/Confidentiality
Equity awards under the Company’s 2017 and 2023 Omnibus Incentive Plans contain non-competition, non-solicitation and confidential information covenants applicable to the award recipients. The confidential information covenant prohibits the use, disclosure, copying or duplication of the Company’s confidential information other than in the course of authorized activities conducted in the course of the recipient’s employment with the Company. The other covenants prohibit the NEOs for 12 months after termination of employment with the Company, from (i) performing duties for or as a competitor of the Company which are the same or similar to those performed by the recipient in the 24 months prior to termination of employment with the Company, (ii) soliciting customers for the sale of competitive products, (iii) soliciting employees to join a competitor or otherwise terminate their relationship with the Company, or (iv) interfering in the Company’s relationships with its vendors and suppliers.

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
The Committee’s intent is to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives. However, the Committee believes Section 162(m) is only one of several relevant considerations in establishing executive compensation and believes Section 162(m) implications should not compromise its ability to design and maintain executive compensation arrangements intended to, among other things, attract, motivate and help retain a highly qualified and successful management team to lead the Company. As a result, the Committee retains the flexibility to provide compensation it determines to be in the best interests of the Company and its shareholders even if that compensation ultimately is not tax deductible.
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
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2026, the Committee was composed of Mses. Collins-Smee and Bruno and Messrs. Bem and Richardson. Mr. Nargolwala also served on the Committee until his appointment to President and Chief Executive Officer on June 8, 2026. There are no relationships among the Company’s executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
Joanne Collins-Smee, Chair
David Bem
Elizabeth Bruno
Bradley Richardson
Compensation Policies and Practices
The Company believes that its compensation policies, practices, and procedures for executive officers and all other employees are designed to avoid incentives that create unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the Company. The Company’s compensation programs are weighted towards offering long-term incentives that reward sustainable performance; do not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company value; and are set at reasonable and sustainable levels, as determined by a review of the Company’s economic position, as well as the compensation offered by comparable companies. Under the oversight of its Audit and Management Development and Compensation Committees, the Company reviewed its compensation policies, practices and procedures for all employees, including executive officers, to evaluate and ensure that they did not foster risk-taking beyond that deemed acceptable within the Company’s business model.

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the NEOs, who served as executive officers during the year ended July 31, 2026, for services rendered as an executive officer to the Company and its subsidiaries during the years ended July 31, 2026, July 31, 2025 and July 31, 2024.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
V. Nargolwala, President, CEO & Director (4)(5)	2026	$115,385	$—	$5,200,069	$—	$245,192	$210,124	$5,770,770
A.E. Thornton, CFO, CAO & Treasurer	2026	$535,193	$—	$850,096	$—	$636,879	$101,941	$2,124,109
	2025	506,828	—	800,043	—	425,380	99,952	1,832,203
	2024	468,173	—	675,016	—	439,146	75,978	1,658,313
O. Bojarski, President -Americas & Asia	2026	$506,153	$—	$2,100,035	$—	$972,574	$125,597	$3,704,359
	2025	485,481	—	750,035	—	527,960	124,826	1,888,302
	2024	461,404	—	682,053	—	449,869	97,005	1,690,331
T.F. DeBruine, Chief Operating Officer	2026	$459,692	$—	$575,064	$—	$562,663	$106,117	$1,703,536
	2025	450,000	—	490,078	—	412,020	96,171	1,448,269
	2024	354,327	—	220,084	—	306,896	80,432	961,739
A.T. Gorman, General Counsel and Secretary	2026	$395,193	$—	$400,057	$—	$524,025	$79,341	$1,398,616
	2025	369,230	—	368,998	—	265,625	83,305	1,087,158
	2024	341,250	—	315,072	—	342,957	69,987	1,069,266
R.R. Shaller, Former President, CEO & Director (6)	2026	$1,073,461	$—	$10,406,897	$—	$2,189,862	$245,217	$13,915,437
	2025	996,058	—	4,990,208	—	1,373,414	237,686	7,597,366
	2024	859,212	—	3,551,028	—	1,439,180	198,208	6,047,628
(1)Represents the grant date fair value of RSUs and PRSUs computed in accordance with accounting guidance for equity grants made or modified in the applicable year. The grant date fair value of RSUs is calculated based on the number of shares of Class A Common Stock underlying the RSUs times the average of the high and low stock price of Class A Common Stock on the date of grant. The grant date fair value of PRSUs was calculated based on the number of shares of Class A Common Stock underlying the award times the average of the high and low stock price of Class A Common Stock on the date of grant. The actual value of a RSU will depend on the market value of the Class A Common Stock on the date the stock is sold. The table reflects the grant date fair value at target for PRSUs (100%). The values of the PRSU awards in fiscal 2026 at the grant date if the highest level of performance conditions were to be achieved would be as follows: Mr. Shaller, $5,250,119; Ms. Thornton, $850,097; Mr. Bojarski, $850,097; Mr. DeBruine, $575,008; and Mr. Gorman, $400,079.
(2)Represents annual cash incentives earned during the listed fiscal years, which are paid during the next fiscal year.
(3)The amounts in the “All Other Compensation” column include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, company car or car allowance, the cost of group term life insurance, the cost of long-term care insurance, the cost of disability insurance and other compensation or perquisites. The other compensation includes pay related to severance agreements, settlement agreements and other perquisites including annual allowances for financial and tax planning and the cost of personal liability insurance. Refer to the table following these footnotes.
(4)Upon his appointment to President and Chief Executive Officer on June 8, 2026, Mr. Nargolwala was awarded $3,200,000 of sign-on RSUs and a matching RSU award for $2,000,000. The matching award was equal to two times the aggregate value of Company’s Class A common stock purchased by Mr. Nargolwala within 180 days of his appointment.
(5)For Mr. Nargolwala, the “All Other Compensation” column includes $135,065 of unrestricted stock awards and $70,875 of cash retainers for his service as a non-employee Director prior to his appointment as President and Chief Executive Officer.
(6)Effective June 8, 2026, Mr. Shaller retired as President and Chief Executive Officer of the Company. The Company entered into a written agreement with Mr. Shaller in connection with his retirement that provided for payment of his salary and benefits through August 1, 2026. In addition, Mr. Shaller will remain entitled to receive the cash bonus earned for the Company’s 2026 fiscal year, subject to an individual performance multiplier of 100%. He will also be entitled to retain all of his outstanding PRSUs and will vest in such awards to the extent the performance goals in effect for such awards are achieved, with vesting to be provided on a full, unadjusted basis. The incremental fair value of $5,156,828 associated with the modification of vesting conditions for PRSUs granted on August 1, 2024 and August 1, 2025 has been included in this table under the “Stock Awards” column.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-term Disability Insurance ($)	Other ($)	Total All Other Compensation ($)
V. Nargolwala	2026	$1,538	$2,077	$65	$—	$504	$205,940	$210,124
A.E. Thornton	2026	$76,192	$18,000	$737	$3,483	$3,529	$—	$101,941
	2025	74,566	18,000	974	3,024	3,388	—	99,952
	2024	50,953	18,000	677	3,024	3,324	—	75,978
O. Bojarski	2026	$82,146	$18,000	$727	$7,628	$4,291	$12,805	$125,597
	2025	74,143	18,000	1,175	6,624	4,209	20,675	124,826
	2024	67,123	18,000	871	6,624	2,812	1,575	97,005
T.F. DeBruine	2026	$69,423	$18,000	$418	$12,878	$4,948	$450	$106,117
	2025	58,694	18,000	853	11,182	4,039	3,403	96,171
	2024	45,854	18,000	709	11,182	3,997	690	80,432
A.T. Gorman	2026	$52,212	$18,000	$587	$4,356	$3,773	$413	$79,341
	2025	56,190	18,000	740	3,782	3,093	1,500	83,305
	2024	42,276	18,000	703	3,782	3,122	2,104	69,987
R.R. Shaller	2026	$189,831	$18,000	$48	$7,458	$5,404	$24,476	$245,217
	2025	188,073	18,000	1,314	6,475	5,369	18,455	237,686
	2024	163,895	18,000	1,566	6,475	5,315	2,957	198,208

Grants of Plan-Based Awards for 2026
The following table summarizes grants of plan-based awards made during fiscal 2026 to the NEOs.

	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Stock or Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($)
Name			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
V. Nargolwala		(4)	—	$1,250,000	$3,750,000
	10/2/2025	(5)							1,728			$135,065
	6/8/2026								39,698			3,200,056
	6/10/2026	(6)							25,684			2,000,013
A.E. Thornton			—	378,000	1,134,000
	8/1/2025					1,515	6,060	12,120				425,048
	10/2/2025								5,438			425,048
O. Bojarski			—	382,500	1,147,500
	8/1/2025					1,515	6,060	12,120				425,048
	10/2/2025								5,438			425,048
	6/8/2026	(7)							15,506			1,249,939
T.F. DeBruine			—	277,200	831,600
	8/1/2025					1,025	4,099	8,198				287,504
	10/2/2025								3,679			287,560
A.T. Gorman			—	240,000	720,000
	8/1/2025					713	2,852	5,704				200,039
	10/2/2025								2,559			200,018
R.R. Shaller			—	1,302,000	3,906,000
	8/1/2025	(8)				3,116	12,464	24,928				874,225
	6/8/2026	(9)				6,241	24,962	49,924				3,581,693
	6/8/2026	(9)				2,808	11,230	22,460				1,575,135
	10/2/2025								33,584			2,625,009
(1)At its July 2025 meeting, the Committee approved the values of the annual cash incentive award threshold, target and maximums under the Company’s annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year.
(2)This award represents PRSUs granted August 1, 2025, as part of the annual fiscal 2026 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company’s achievement of revenue and diluted EPS growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. Target payout is set at 100% of award value, with threshold and maximum payouts set at 25% and 200% of target award value, respectively.
(3)The RSU awards vest equally over three years, unless otherwise noted.
(4)Pursuant to his offer letter, Mr. Nargolwala will participate in the Company’s annual cash incentive plan in fiscal 2026, with a targeted annual incentive opportunity of 125% of base salary. This amount represents the full-year incentive target. For fiscal 2026, his actual opportunity will be pro-rated based on his eligible earnings following his June 8, 2026 appointment date.
(5)This award represents unrestricted shares earned for Mr. Nargolwala’s service as a non-employee Director.
(6)Pursuant to his offer letter, Mr. Nargolwala was eligible to purchase shares of the Company’s Class A common stock, subject to compliance with federal securities laws and the Company’s Insider Trading Policy. Upon such purchase, the Company would grant him, as soon as practicable, an RSU award equal to two times the total purchase price, up to an aggregate maximum grant value of $2,000,000. Mr. Nargolwala purchased $1,000,000 worth of shares on June 10, 2026 and was awarded 25,684 RSUs effective the same day. The RSUs vest equally over two years.
(7)Effective June 8, 2026, Mr. Bojarski was awarded 15,506 RSUs for retention purposes. The RSUs vest in increments of 25% upon the second and third anniversaries of the grant date. The remaining units vest on June 8, 2030.

(8)Effective June 8, 2026, Mr. Shaller retired as President and Chief Executive Officer of the Company. As part of the written agreement entered into with Mr. Shaller, he will be entitled to retain all of his outstanding PRSUs and will vest in such awards to the extent the performance goals in effect for such awards are achieved, with vesting to be provided on a full, unadjusted basis. This award represents the unmodified portion of his PRSU award granted on August 1, 2025.
(9)Effective June 8, 2026, Mr. Shaller retired as President and Chief Executive Officer of the Company. As part of the written agreement entered into with Mr. Shaller, he will be entitled to retain all of his outstanding PRSUs and will vest in such awards to the extent the performance goals in effect for such awards are achieved, with vesting to be provided on a full, unadjusted basis. The incremental fair value related to the modified portion of his PRSU awards granted on August 1, 2024 and August 1, 2025 are reported in this table.

Outstanding Equity Awards at July 31, 2026

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
V. Nargolwala					39,698	(1)	$3,742,330
					25,684	(2)	2,421,231

A.E. Thornton	3,775	—	$36.85	9/22/2027
	3,302	—	43.98	9/25/2028
	3,021	—	54.05	9/20/2029
	4,273	—	39.92	9/30/2030
	3,416	—	49.79	9/16/2031
	4,000	—	43.50	9/19/2032
					2,053	(3)	$193,536
					3,573	(4)	336,827
					5,438	(5)	512,640
								6,597	(6)	$621,899
								5,615	(7)	529,326
								6,060	(8)	571,276

O. Bojarski					2,074	(3)	$195,516
					3,350	(4)	315,805
					5,438	(5)	512,640
					15,506	(9)	1,461,751
								6,666	(6)	$628,404
								5,264	(7)	496,237
								6,060	(8)	571,276

T.F. DeBruine	2,162	—	$54.05	9/20/2029
	1,167	—	49.79	9/16/2031
	1,684	—	43.50	9/19/2032
					669	(3)	$63,067
					2,122	(4)	200,041
					3,679	(5)	346,819
								2,151	(6)	$202,775
								3,334	(7)	314,296
								4,099	(8)	386,413

A.T. Gorman					958	(3)	$90,311
					1,563	(4)	147,344
					2,559	(5)	241,237
								3,079	(6)	$290,257
								2,457	(7)	231,621
								2,852	(8)	268,858

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
R.R. Shaller	20,137	—	$54.05	9/20/2029
	25,636	—	39.92	9/30/2030
	20,496	—	49.79	9/16/2031
	60,928	—	46.70	4/1/2032
					10,800	(3)	$1,018,116
					21,438	(4)	2,020,960
					33,584	(5)	3,165,964
								34,705	(6)	$3,271,640
								33,689	(7)	3,175,862
								37,426	(8)	3,528,149

(1)Effective June 8, 2026, Mr. Nargolwala was awarded 39,698 RSUs as part of his appointment to President and CEO. One-third of the units vest on June 8, 2027, one-third of the units vest on June 8, 2028, and one-third of the units vest on June 8, 2029.
(2)Effective June 10, 2026, Mr. Nargolwala was awarded 25,684 RSUs as part of his appointment to President and CEO. One-half of the units vest on June 10, 2027 and one-half of the units vest on June 10, 2028.
(3)This award represents RSUs awarded on October 2, 2023 as part of the annual fiscal 2024 equity grant. The remaining units vest on October 2, 2026.
(4)This award represents RSUs awarded on October 2, 2024 as part of the annual fiscal 2025 equity grant. One-half of the units vest on October 2, 2026 and one-half of the units vest on October 2, 2027.
(5)This award represents RSUs awarded on October 2, 2025 as part of the annual fiscal 2026 equity grant. One-third of the units vest on October 2, 2026, one-third of the units vest on October 2, 2027 and one-third of the units vest on October 2, 2028.
(6)This award represents PRSUs awarded on August 1, 2023, as part of the annual fiscal 2024 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company’s achievement of revenue and diluted EPS growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(7)This award represents PRSUs awarded on August 1, 2024, as part of the annual fiscal 2025 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company’s achievement of revenue and diluted EPS growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(8)This award represents PRSUs awarded on August 1, 2025, as part of the annual fiscal 2026 equity grant. These PRSUs have a three-year performance period with the number of shares issued at vesting determined by the Company’s achievement of revenue and diluted EPS growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(9)Effective June 8, 2026, Mr. Bojarski was awarded 15,506 RSUs for retention purposes. The RSUs vest in increments of 25% upon the second and third anniversaries of the grant date. The remaining units vest on June 8, 2030.

Option Exercises and Stock Vested for Fiscal 2026
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2026 to the NEOs. Mr. Nargolwala did not exercise any options and had no stock vest during fiscal 2026 other than his unrestricted stock awards earned during his time as a non-employee Director.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
A.E. Thornton	4,080	$190,986	4,223	$330,954
O. Bojarski	—	—	7,836	604,655
T.F. DeBruine	—	—	3,565	278,256
A.T. Gorman	12,528	416,707	4,056	316,528
R.R. Shaller	45,755	2,149,556	38,936	3,025,048
(1)The value realized on exercise of stock options reflects the difference between the option exercise price and the market price at exercise multiplied by the number of shares.
(2)The value realized on vesting of stock awards reflects the number of shares vested multiplied by the market price (average of the high and low of the stock price) of the stock on the vest date.
Pension Benefits for Fiscal 2026
None of the NEOs participated in a defined benefit pension plan during fiscal 2026.
Non-Qualified Deferred Compensation for Fiscal 2026
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2026 for the NEOs. Mr. Nargolwala did not participate in these plans during fiscal 2026.

Name	Executive Contributions in Fiscal 2026 ($)	Company Contributions in Fiscal 2026 ($)	Aggregate Earnings in Fiscal 2026 ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at July 31, 2026 ($)
A.E. Thornton	$23,846	$47,692	$47,214	$—	$325,645
O. Bojarski	366,806	53,806	222,837	—	1,493,877
T.F. DeBruine	128,698	41,183	100,668	—	823,160
A.T. Gorman	11,856	23,711	33,593	—	225,957
R.R. Shaller	396,456	164,981	444,658	—	4,402,959
The executive contribution amounts included in this table are derived from the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table. The Company’s contribution amounts included in this table are reported in the All Other Compensation columns of the Summary Compensation Table. Amounts reported in the aggregate balance at July 31, 2026, net of historical earnings and losses were previously reported as compensation to the NEO in the Summary Compensation Table for previous years. See discussion of the Company’s non-qualified deferred compensation plans in the Compensation Discussion and Analysis.
Potential Payments Upon Termination or Change of Control
As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into an employment offer letter with Mr. Nargolwala and change of control agreements with all of the NEOs that provide for benefits following termination of employment and/or a change of control. In addition, our equity incentive plans provide for certain potential benefits upon a change of control.
The offer letter entered into with Mr. Nargolwala provides that he is deemed an at-will employee but will receive a severance benefit equal to equal to two times the sum of his base salary and target bonus, payable in monthly installments over a 24-month period, in the event his employment is terminated without cause or he resigns for good reason as described therein. The offer letter also contains 24-month non-competition and non-solicitation provisions, as well as standard confidentiality and non-disparagement provisions. None of the other NEOs have any severance agreements or similar arrangements that would apply outside of a change of control.

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
Following termination due to a change of control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs plus a multiplier of their annual cash incentive payment as discussed in their respective change of control agreements prior to the date the change of control occurs, payable in monthly installments over a 24-month period. If the payments upon termination due to change of control result in any excise tax being incurred by Messrs. Nargolwala, Bojarski, DeBruine and Gorman and Ms. Thornton as a result of Section 280G of the Internal Revenue Code, the officer will be solely responsible for such excise tax. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executives in order to enforce the change of control agreement, in which the executive prevails. The Company’s change of control agreements contain confidentiality provisions.
The following information and tables set forth the amount of payments to each NEO in the event of termination of employment as a result of a change of control. No other employment agreements providing specified payments upon termination have been entered into between the Company and any of the NEOs in fiscal year 2026.
Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.
•The amounts detailed in the tables assume that each NEO terminated employment on July 31, 2026. Accordingly, the tables reflect amounts earned as of July 31, 2026, and include estimates of amounts that would be paid to the NEO upon the termination or occurrence of a change of control. The actual amounts that would be paid to an NEO can only be determined at the time of termination.
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
Vineet Nargolwala
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2026, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Legal Fee Reimbursement ($) (4)	Total ($)
$2,000,000	$2,500,000	$6,163,561	$25,000	$10,688,561
(1)Represents two times the base salary in effect at July 31, 2026.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2026.
(3)Represents the closing market price of $94.27 on 65,382 unvested RSUs awards that would vest due to change of control (regardless of whether employment were terminated).
(4)Represents the maximum reimbursement of legal fees allowed.
The following table outlines the amount payable assuming that the severance terms of Mr. Nargolwala’s offer letter were triggered on July 31, 2026.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Total ($)
$2,000,000	$2,500,000	$4,500,000
(1)Represents two times the base salary in effect at July 31, 2026.

(2)Represents two times the target annual cash incentive amount in effect at July 31, 2026.
Ann E. Thornton
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2026, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Legal Fee Reimbursement ($) (4)	Total ($)
$1,080,000	$756,000	$3,231,953	$25,000	$5,092,953
(1)Represents two times the base salary in effect at July 31, 2026.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2026.
(3)Represents the closing market price of $94.27 on 34,284 unvested RSUs and PRSUs that would vest due to the change of control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2024 award and target performance for the fiscal 2025 and 2026 awards.
(4)Represents the maximum reimbursement of legal fees allowed.
Olivier Bojarski
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2026, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Legal Fee Reimbursement ($) (4)	Total ($)
$1,020,000	$765,000	$4,652,979	$25,000	$6,462,979
(1)Represents two times the base salary in effect at July 31, 2026.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2026.
(3)Represents the closing market price of $94.27 on 49,358 unvested RSUs and PRSUs that would vest due to the change in control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2024 award and target performance for the fiscal 2025 and 2026 awards.
(4)Represents the maximum reimbursement of legal fees allowed.
Thomas F. DeBruine
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2026, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Legal Fee Reimbursement ($) (4)	Total ($)
$924,000	$554,400	$1,665,468	$25,000	$3,168,868
(1)Represents two times the base salary in effect at July 31, 2026.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2026.
(3)Represents the closing market price of $94.27 on 17,667 unvested RSUs and PRSUs that would vest due to the change of control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2024 award and target performance for the fiscal 2025 and 2026 awards.
(4)Represents the maximum reimbursement of legal fees allowed.
Andrew T. Gorman
The following table outlines the amount payable assuming that the terms of the change of control agreement or equity incentive plan were triggered on July 31, 2026, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Legal Fee Reimbursement ($) (4)	Total ($)
$800,000	$480,000	$1,487,298	$25,000	$2,792,298
(1)Represents two times the base salary in effect at July 31, 2026.

(2)Represents two times the target annual cash incentive amount in effect at July 31, 2026.
(3)Represents the closing market price of $94.27 on 15,777 unvested RSUs and PRSUs that would vest due to the change of control. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2024 award and target performance for the fiscal 2025 and 2026 awards.
(4)Represents the maximum reimbursement of legal fees allowed.
Russell R. Shaller
Mr. Shaller retired as the Company’s President and CEO and resigned from his position on the Company’s Board of Directors effective June 8, 2026, and remained employed by the Company through August 1, 2026. The Company entered into a written agreement with Mr. Shaller in connection with his retirement that provided for payment of his salary and benefits through August 1, 2026. In addition, Mr. Shaller will remain entitled to receive the cash bonus earned for the Company’s 2026 fiscal year, subject to an individual performance multiplier of 100%. He will also be entitled to retain all of his outstanding PRSUs and will vest in such awards to the extent the performance goals in effect for such awards are achieved, with vesting to be provided on a full, unadjusted basis. In addition, Mr. Shaller will retain all of his preexisting rights regarding any awards of stock options and RSUs and PRSUs (subject to the modification described above) outstanding in accordance with the equity plans and grant agreements governing such equity, including eligibility for “Retirement” treatment under such awards, if applicable.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock unit awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the NEOs should this event occur on July 31, 2026.

Name	Unvested RSUs and PRSUs as of July 31, 2026	RSUs and PRSUs Acceleration Gain $ (1)
V. Nargolwala	65,382	$6,163,561
A.E. Thornton	34,284	3,231,953
O. Bojarski	49,358	4,652,979
T.F. DeBruine	17,667	1,665,468
A.T. Gorman	15,777	1,487,298
(1)Represents the closing market price of $94.27 on unvested RSUs and PRSUs awards that would vest due to death or disability. The restricted stock unit acceleration gain for PRSUs is based on the number of shares earned based on actual performance for the fiscal 2024 award and target performance for the fiscal 2025 and 2026 awards.
CEO Pay Ratio Disclosure
Summarized below is the ratio of the total compensation of our CEO, Vineet Nargolwala, to the total compensation of our median employee.
For our CEO, we used the total compensation for Mr. Nargolwala as reported in the Summary Compensation Table. However, because Mr. Nargolwala was appointed CEO on June 8, 2026, we annualized the amounts reported for him in the “Salary” and “Non-Equity Incentive Compensation” columns of the Summary Compensation Table to reflect the amounts he would have earned for fiscal 2026 if he had served as CEO for the entire fiscal year. The annualized base salary and annual cash incentive award values used in the pay ratio calculation were $1,000,000 and $2,125,000, respectively. Additionally, we used an approximate value of $100,000 for “All Other Compensation”. We did not annualize the amounts in the “Stock Awards” or “Options” columns of the Summary Compensation Table, as the amounts shown in these columns would have been similar had he been the CEO for the entire fiscal year.
For fiscal 2026:
•the median of the annual total compensation of all of our employees, other than the CEO, was $59,075; and
•the annualized total compensation of our CEO was $8,425,069.
Accordingly, the ratio of the CEO’s annual total compensation to the median of the annual total compensation of all other employees was approximately 143:1.

For our median employee, we elected to use the same employee identified as the median employee in fiscal 2024 for calculating the pay ratio in fiscal 2026. There were no material changes in our employee population or compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosures since we identified the median employee for determination of the CEO pay ratio in fiscal 2024.
To identify our median in 2024, as well as to determine the annual total compensation of our median employee in 2026, we used the following methodology and assumptions:
•A measurement date of May 31, 2024 was used to identify our median employee, which is within three months of the Company’s fiscal 2024 year end. As of this date, the Company’s total employee population, excluding the CEO, consisted of 5,660 individuals, which comprised all full-time and part-time employees.
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
•Our median employee’s total compensation for 2026 was calculated in the same manner as total compensation for each of the NEOs within the Summary Compensation Table and includes contributions to health and welfare benefits.

Pay Versus Performance
The following Pay Versus Performance table summarizes compensation for our principal executive officers (“PEOs”) and the average compensation amounts to all other non-PEO NEOs as reported in the Summary Compensation Table (“SCT”) for the past five fiscal years, as well as amounts for Compensation Actually Paid (“CAP”) to these groups calculated and reported as required under new SEC disclosure requirements. The below table also includes the Company’s Total Shareholder Return (“TSR”) results, Peer Group TSR, net income and the Company selected performance measure - Operating Income. We have selected Operating Income as our primary financial measure we consider to be most important in linking performance to compensation actually paid as the Company’s overall NEO compensation structure is designed to drive profitable growth leading to long-term shareholder value creation.

Pay Versus Performance Table (1) (2) (3)
	Summary Compensation Table Total for PEO ($)			Compensation Actually Paid to PEO ($) (4)			Avg. Summary Compensation Table total for non-PEO NEOs ($)	Avg. Compensation Actually Paid to non-PEO NEOs ($) (4)	Value of Initial Fixed $100 Investment Based On:		Net Income (in thousands)	Operating Income (in thousands)
Year	Vineet Nargolwala	Russell R. Shaller	J. Michael Nauman	Vineet Nargolwala	Russell R. Shaller	J. Michael Nauman			Total Shareholder Return ($) (5)	Peer Group Total Shareholder Return ($) (5)
2026	$5,770,770	$13,915,437	$—	$6,693,071	18,268,357	$—	$2,232,655	$3,383,367	$186	$203	$205,378	$263,486
2025	—	7,597,366	—	—	8,643,105	—	1,563,983	1,768,230	138	159	189,256	236,638
2024	—	6,047,628	—	—	8,594,765	—	1,344,912	1,708,664	138	149	197,215	243,414
2023	—	3,242,497	—	—	3,538,707	—	1,451,355	1,168,258	98	118	174,857	225,213
2022	—	3,968,554	5,196,015	—	3,495,286	1,943,107	1,033,900	737,420	89	100	149,979	193,012
(1)In fiscal 2026, Russell R. Shaller retired as the Company’s PEO effective June 8, 2026. Effective that same day, Vineet Nargolwala was appointed the Company’s new PEO. Compensation information is provided separately for each PEO.
(2)In fiscal 2022, J. Michael Nauman retired as the Company’s PEO effective April 1, 2022. Effective that same day, Russell R. Shaller was appointed the Company’s new PEO. Compensation information is provided separately for each PEO.
(3)The Company’s non-PEO NEOs for each fiscal year were as follows:
2026: Ann E. Thornton, Olivier Bojarski, Thomas F. DeBruine, and Andrew T. Gorman
2025: Ann E. Thornton, Olivier Bojarski, Thomas F. DeBruine, and Andrew T. Gorman
2024: Ann E. Thornton, Olivier Bojarski, Thomas F. DeBruine, and Andrew T. Gorman
2023: Ann E. Thornton, Olivier Bojarski, Bentley N. Curran, Andrew T. Gorman, Pascal Deman, and Aaron J. Pearce

2022: Aaron J. Pearce, Bentley N. Curran, Pascal Deman, Andrew T. Gorman, and Helena R. Nelligan
(4)The amounts shown for CAP have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s NEOs. These amounts reflect total compensation as set forth in the Summary Compensation Table above for each year, adjusted as described in the reconciliation tables below.
(5)The Peer Group TSR set forth in this table utilizes the S&P SmallCap 600 Industrials Index, which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K included in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities above. The comparison assumes $100 was invested for the period starting July 31, 2021, through the end of the listed year in the Company and in the S&P SmallCap 600 Industrials Index, respectively. Historical stock performance is not necessarily indicative of future stock performance.
Reconciliation of PEO SCT Total to CAP Reconciliation

Year	PEO Name	SCT Total	Less: Reported Value of Equity Awards (1)	Plus: Equity Award Adjustments (2)	CAP to PEO
2026	Vineet Nargolwala	$5,770,770	$5,200,069	$6,122,370	$6,693,071
2026	Russel R. Shaller	13,915,437	10,406,897	14,759,817	18,268,357
2025	Russel R. Shaller	7,597,366	4,990,208	6,035,947	8,643,105
2024	Russell R. Shaller	6,047,628	3,551,028	6,098,165	8,594,765
2023	Russell R. Shaller	3,242,497	1,164,390	1,460,600	3,538,707
2022	Russell R. Shaller	3,968,554	2,608,892	2,135,624	3,495,286
2022	J. Michael Nauman	5,196,015	3,319,962	67,054	1,943,107
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
PEO Equity Award Adjustments

Year	PEO Name	Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value of Awards Granted in Prior Years that were Forfeited During the Year	Incremental Fair Value of Awards Modified During the Year	Equity Award Adjustments
2026	Vineet Nargolwala	$6,122,370	$—	$—	$—	$—	$6,122,370
2026	Russell R. Shaller	5,222,295	3,264,301	282,830	—	5,990,391	14,759,817
2025	Russell R. Shaller	5,076,737	764,246	4,002	—	190,962	6,035,947
2024	Russell R. Shaller	4,800,356	1,046,520	251,289	—	—	6,098,165
2023	Russell R. Shaller	1,097,234	278,966	84,400	—	—	1,460,600
2022	Russell R. Shaller	2,561,417	(326,071)	(99,722)	—	—	2,135,624
2022	J. Michael Nauman	1,854,533	(1,058,794)	(385,483)	(343,202)	—	67,054

Reconciliation of non-PEO NEOs (average) SCT Total to CAP Reconciliation

Year	SCT Total	Less: Reported Value of Equity Awards (1)	Plus: Equity Award Adjustments (2)	CAP to NEO (average)
2026	$2,232,655	$981,313	$2,132,025	$3,383,367
2025	1,563,983	602,289	806,536	1,768,230
2024	1,344,912	473,056	836,808	1,708,664
2023	1,451,355	660,855	377,758	1,168,258
2022	1,033,900	381,363	84,883	737,420
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
Non-PEO NEOs (average) Equity Award Adjustments

Year	Fair Value of Outstanding and Unvested Equity Awards Granted in the Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Fair Value of Awards Granted in Prior Years that were Forfeited During the Year	Incremental Fair Value of Awards Modified During the Year	Equity Award Adjustments
2026	$1,437,777	$648,407	$45,841	$—	$—	$2,132,025
2025	628,028	162,548	7,436	—	8,524	806,536
2024	639,487	167,092	30,229	—	—	836,808
2023	217,810	12,409	(8,435)	(108,981)	264,955	377,758
2022	307,242	(128,663)	(50,433)	(43,263)	—	84,883

Description of Relationship Between NEO CAP and Company TSR
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and the Company’s cumulative TSR over the five-year period from fiscal 2022 through fiscal 2026.

PEO and Average NEO Compensation Actually Paid Versus Brady Corporation TSR, 2022-2026
CAP ($000s)
TSR
$22,000
$20,000
$18,000
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$-
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
$108
$119
$167
$167
$186
$3,495
$1,943
$737
$3,539
$1,168
$8,595
$1,709
$8,643
$1,768
$6,693
$18,268
$3,383
2022
2023
2024
2025
2026
PEO-Nargolwala CAP
PEO-Shaller CAP
PEO-Nauman CAP
NEO CAP
TSR

Description of Relationship Between NEO CAP and Net Income
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our net income during fiscal 2022 through 2026.

Description of Relationship Between NEO CAP and Operating Income
The following chart sets forth the relationship between CAP to our PEO, the average of CAP to our other NEOs, and our operating income during fiscal 2022 through 2026.

Description of Relationship Between Company TSR and Peer Group TSR
The following chart compares our cumulative TSR over the five-year period from 2021 through 2026 to that of the S&P SmallCap 600 Industrials Index.

Total Shareholder Return - Brady Corporation vs. S&P SmallCap 600 Industrials Index, 2021-2026
Total Shareholder Return (TSR)
$220
$200
$180
$160
$140
$120
$100
$80
$60
2021
2022
2023
2024
2025
2026
$100
$100
$118
$149
$159
$203
$100
$89
$98
$138
$138
$186
Brady Corporation TSR
S&P SmallCap 600 Industrials Index TSR

Fiscal 2026 Tabular List of Most Important Financial Performance Measures
The following table presents the financial performance measures that the Company considers to have been the most important in linking Compensation Actually Paid to our PEO and other NEOs in fiscal 2026 to Company performance. The measures in this table are not ranked.

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
In fiscal 2026, the annual cash retainer paid to non-management directors was $72,500. Each member of the Audit Committee received an annual retainer of $15,000, and an additional annual retainer of $15,000 was paid to the Chair of the Audit Committee; each member of the Management Development and Compensation Committee received an annual retainer of $12,000, and an additional annual retainer of $12,000 was paid to the Chair; each member of the Corporate Governance and Technology Committees received an annual retainer of $10,000, and an additional annual retainer of $10,000 was paid to each committee chair; and each member of the Return of Capital Committee was paid $5,000. Non-management directors do not receive meeting fees. The annual cash retainers are pro-rated in situations where there are changes to committee members or committee chairs that take place during the fiscal year. Non-management directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved by the Board as required. No such special assignment fees were paid in fiscal year 2026.
In fiscal 2026, the Chair of the Board, Bradley C. Richardson, was paid an annual fee of $100,000.
The Board has established stock ownership requirements for directors. The ownership requirement for each director is five times the annual Board retainer. Directors have five years to achieve their stock ownership requirements. All directors have met their stock ownership requirements.
Under the terms of the Brady Corporation 2023 Omnibus Incentive Stock Plan, 5,000,000 shares of the Company’s Class A Common Stock have been authorized for issuance to directors and employees. The Board has full and final authority to designate the non-management directors to whom awards will be granted, the date on which awards will be granted and the number of shares of stock covered by each grant.
On July 22, 2025, the Board approved an annual stock-based compensation award of $135,000 fair value of unrestricted shares of Class A Common Stock with a grant date fair value of $78.16 per share, for each non-management director, effective October 2, 2025.
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

Director Compensation Table — Fiscal 2026

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Patrick W. Allender	$100,941	$135,065	$236,006
David S. Bem	109,500	135,065	244,565
Elizabeth P. Bruno	120,360	135,065	255,425
Joanne Collins Smee	107,360	135,065	242,425
Deidre E. Cusack (2)	61,875	135,065	196,940
Anne De Greef-Safft (3)	65,625	135,065	200,690
Christopher M. Hix (4)	54,610	135,065	189,675
Vineet Nargolwala	70,875	135,065	205,940
Bradley C. Richardson	222,860	135,065	357,925
Michelle E. Williams	102,500	135,065	237,565
(1)Represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2026 as compensation for their services. The shares of unrestricted stock granted to the non-management directors were valued at the average of the high and low market price of $78.16 on October 2, 2025, for those non-management directors on the Board as of that grant date.
(2)Ms. Cusack resigned from the Board effective May 8, 2026.
(3)Ms. De Greef-Safft resigned from the Board effective May 8, 2026.
(4)Mr. Hix resigned from the Board effective March 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on July 31, 2026. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each director and NEO individually and by all directors and Officers of the Company as a group as of July 31, 2026. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership (4)(5)(6)	Percent of Ownership
Class A Common Stock	Elizabeth P. Bruno (1)	911,959	2.1%
	Russell R. Shaller (2)	278,128	0.6%
	Patrick W. Allender (3)	139,154	0.3%
	Bradley C. Richardson	81,080	0.2%
	Ann E. Thornton	51,203	0.1%
	Vineet Nargolwala	24,181	0.1%
	Michelle E. Williams	23,846	0.1%
	Olivier Bojarski	21,255	*
	David S. Bem	17,621	*
	Andrew T. Gorman	14,461	*
	Thomas F. DeBruine	12,510	*
	Joanne Collins Smee	11,170	*
	All Officers and Directors as a Group (12 persons)	1,312,962	3.0%

Class B Common Stock	Elizabeth P. Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.
(1)Ms. Bruno’s holdings of Class A Common Stock include 575,000 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority and 8,220 shares owned by trusts in which she is a co-trustee. Ms. Bruno’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.
(2)Effective June 8, 2026, Mr. Shaller retired from his position as President and Chief Executive Officer of the Company. As such, he was no longer serving as an officer of the Company as of July 31, 2026.
(3)Mr. Allender’s holdings of Class A Common Stock include 37,486 shares owned by the Patrick and Deborah Allender Irrevocable Trust.
(4)The amount shown for all officers and directors individually and as a group (12 persons) includes options to acquire a total of 26,800 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2026, including the following: Ms. Thornton, 21,787 shares; and Mr. DeBruine, 5,013 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2026.
(5)The amount shown for all officers and directors individually and as a group (12 persons) includes unvested restricted stock units to acquire 32,363 shares of Class A Common stock, which will vest within 60 days of July 31, 2026, including the following: Ms. Thornton, 11,545 units; Mr. Bojarski, 11,666 units; Mr. Gorman, 5,388 units; and Mr. DeBruine, 3,764 units; It does not include unvested restricted stock awards or restricted stock units to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2026.
(6)The amount shown for all officers and directors individually and as a group (12 persons) includes Class A Common Stock owned in deferred compensation plans totaling 227,287 shares of Class A Common Stock, including the following: Ms. Bruno, 2,959 shares; Mr. Allender, 101,668 shares; Mr. Richardson, 80,345 shares; Mr. Nargolwala, 11,170 shares; Dr. Williams, 19,975 shares; and Ms. Collins Smee, 11,170 shares.
(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change of control of the Company.

(d) Equity Compensation Plan Information

	As of July 31, 2026
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,245,114	$55.85	4,460,495
Equity compensation plans not approved by security holders	None	None	None
Total	1,245,114	$55.85	4,460,495
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
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s directors by their employers was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2026. After consideration of these factors, the Board concluded that none of the directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2026, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 above for a discussion of director independence.

Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2026 and 2025. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2026 and 2025.

	2026	2025
	(Dollars in thousands)
Audit, audit-related and tax compliance:
Audit fees (1)	$1,335	$1,402
Tax fees — compliance	479	550
Subtotal audit, audit-related and tax compliance fees	1,814	1,952
Non-audit related:
Tax fees — planning and advice	514	440
Subtotal non-audit related fees	514	440
Total fees	$2,328	$2,392

(1)Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control and reviews of the quarterly financial statements.

	2026	2025
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.3 to 1	0.2 to 1

Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2026 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels also require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 106 of this Form 10-K.

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

2.7	Equity Purchase Agreement, dated April 20, 2026, by and among Brady Corporation, Brady Worldwide, Inc. and Honeywell International, Inc. (9)
3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-Laws of Brady Corporation, as amended September 14, 2020 (23)
4.1	Description of Brady Corporation Securities (3)
4.2	Form of Indenture (1)
*10.1	Brady Corporation 2023 Omnibus Incentive Plan (14)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (37)
*10.5	Directors’ Deferred Compensation Plan, as amended (37)
*10.6	Change of Control Agreement, dated as of September 16, 2025, with Andrew T. Gorman (13)
*10.7	Brady Corporation 2017 Omnibus Incentive Plan (27)
*10.8	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Original Employment Contract between Brady Corporation and Brett Wilms effective June 1, 2018 (10)
*10.11	Employment Contract Addendum between Brady Corporation and Brett Wilms effective February 1, 2023 (10)
*10.12	Change of Control Agreement between Brady Corporation and Brett Wilms dated as of January 10, 2023 (10)
*10.13	Form of Fiscal 2020 and Fiscal 2021 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.14	Executive Deferred Compensation Plan, As Amended and Restated Effective September 5, 2023 (7)

*10.15	Restated Brady Corporation Restoration Plan, as amended (37)
*10.16	Form of Fiscal 2025 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2023 Omnibus Incentive Plan (8)
*10.17	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2023 Omnibus Incentive Plan (14)
*10.18	Employment Offer Letter, dated as of June 7, 2026, with Vineet Nargolwala (21)
*10.19	Change of Control Agreement, dated as of June 8, 2026, with Vineet Nargolwala (21)
*10.20	Employment Offer Letter, dated as of February 19, 2020, with Andrew T. Gorman (5)
10.21	Credit Agreement, dated as of June 12, 2026, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Bank N.A., as administrative agent (11)
*10.22	Employment Offer Letter, dated as of March 11, 2022, with Russell R. Shaller (15)
*10.23	Change of Control Agreement, dated as of April 1, 2022, with Russell R. Shaller (15)
*10.24	Complete and Permanent Release and Retirement Agreement, dated as of June 7, 2026, with Russell R. Shaller (21)
*10.25	Employment Offer Letter, dated as of August 3, 2022, with Olivier Bojarski (12)
*10.26	Employee Non-Compete and Non-Disclosure Agreement, dated as of August 3, 2022, between Brady Corporation and Olivier Bojarski (12)
*10.27	Form of Restricted Stock Unit Agreement under the Brady Corporation 2023 Omnibus Incentive Plan (14)
*10.28	Form of Fiscal 2023 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (5)
*10.29	Form of Fiscal 2022 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (34)
*10.30	Addendum to the 2017 General Stock Option Incentive Plan of Brady Corporation for Participants in France (18)
*10.31	Addendum to the 2017 General Restricted Stock Unit Incentive Plan of Brady Corporation for Participants in France (18)
*10.32	Employment Offer Letter between Brady Corporation and Ann E. Thornton dated as of April 14, 2023 (16)
*10.33	Change of Control Agreement between Brady Corporation and Ann E. Thornton dated as of April 14, 2023 (16)
*10.34	Employment Offer Letter between Brady Corporation and Thomas DeBruine dated as of May 24, 2024 (17)
*10.35	Change of Control Agreement, dated as of April 11, 2022, with Thomas DeBruine (17)
19	Insider Trading Policy of Brady Corporation (8)
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Vineet Nargolwala
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ann E. Thornton
32.1	Section 1350 Certification of Vineet Nargolwala
32.2	Section 1350 Certification of Ann E. Thornton

97	Incentive Recovery Policy of Brady Corporation (8)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Inline XBRL data (Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
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
(9)Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 21, 2026
(10)Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 1, 2023
(11)Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 18, 2026
(12)Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 5, 2022
(13)Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 19, 2025
(14)Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 5, 2023
(15)Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 16, 2022
(16)Incorporated by reference to Registrant’s Current Report on Form 8-K filed April 19, 2023
(17)Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 30, 2024
(18)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020
(19)Incorporated by reference to Registrant’s Current Report on Form 8-K filed July 10, 2024
(20)Reserved
(21)Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 11, 2026
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
(35)Reserved
(36)Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 26, 2021
(37)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018
(38)Reserved

Item 16. Form 10-K Summary
None.
BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2026	2025	2024
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for credit losses:
Balances at beginning of period	$7,876	$6,749	$8,467
Additions — Due to acquired businesses	34	3,608	—
Additions (Deductions) — Charged to (reversal of) expense	552	(1,423)	337
Deductions — Bad debts written off, net of recoveries	(720)	(1,058)	(2,055)
Balances at end of period	$7,742	$7,876	$6,749
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$46,768	$31,982	$35,855
Additions — Due to acquired businesses	1,422	19,067	—
Additions (Deductions) — Charged to (reversal of) expense	(3,175)	(1,230)	(1,707)
Deductions — Inventory write-offs	(2,520)	(3,051)	(2,166)
Balances at end of period	$42,495	$46,768	$31,982
Valuation allowances against deferred tax assets:
Balances at beginning of period	$82,180	$47,224	$52,750
Additions — Due to acquired businesses	—	33,331	—
Additions — Charged to expense	1,982	2,575	1,357
Deductions — Valuation allowances reversed/utilized	(207)	(950)	(6,883)
Balances at end of period	$83,955	$82,180	$47,224

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of September 2026.

BRADY CORPORATION
By:	/s/ ANN E. THORNTON
Ann E. Thornton
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

Signature	Title
/s/ VINEET NARGOLWALA	President and Chief Executive Officer; Director
Vineet Nargolwala	(Principal Executive Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ DAVID S. BEM
David S. Bem	Director
/s/ ELIZABETH P. BRUNO
Elizabeth P. Bruno	Director
/s/ JOANNE COLLINS SMEE
Joanne Collins Smee	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ MICHELLE E. WILLIAMS
Michelle E. Williams	Director

*	Each of the above signatures is affixed as of September 3, 2026.